Form 10-Q
period 2011-03-31
Conex MD Inc
filed 2011-05-13
CIK 1509879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 2011

[ ] Transition report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the transition period from _________ to _________.

                        Commission file number 333-171892


                                 CONEX MD, INC.
             (Exact name of registrant as specified in its Charter)

             Nevada                                              26-1574051
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

            33 Herzel St.
          Ra'anana, Israel                                         43353
(Address of principal executive offices)                         (Zip Code)

                                (972) 57-946-1249
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 19, 2011, the Company had outstanding 8,475,500 shares of common stock, par value $0.0001.

                               TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION................................................ 3

     Item 1.   Condensed Financial Statements................................. 3

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................10

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....11

     Item 4.   Controls and Procedures........................................12

PART II - OTHER INFORMATION...................................................12

     Item 1.   Legal Proceedings..............................................12

     Item 1A.  Risk Factors...................................................12

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....12

     Item 3.   Defaults Upon Senior Securities................................12

     Item 4.   Removed and Reserved...........................................12

     Item 5.   Other Information..............................................12

     Item 6.   Exhibits.......................................................12

SIGNATURES....................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 CONEX MD, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                             March 31,        December 31,
                                                                               2011               2010
                                                                             --------           --------
                                                                            (Unaudited)        (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                       $ 49,095           $ 58,579
                                                                             --------           --------
      TOTAL CURRENT ASSETS                                                     49,095             58,579
                                                                             --------           --------

      TOTAL ASSETS                                                           $ 49,095           $ 58,579
                                                                             ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                                             $  2,767           $     --
                                                                             --------           --------
      TOTAL CURRENT LIABILITIES                                                 2,767                 --
                                                                             --------           --------

STOCKHOLDERS' EQUITY:
  Preferred stock, 50,000,000 shares authorized, par value $0.0001,
   no shares issued or outstanding                                                 --                 --
  Common stock, 100,000,000 shares authorized, par value $0.0001,
   8,475,500 shares issued and outstanding                                        848                848
  Additional paid in capital                                                   69,162             69,162
  Deficit accumulated during the development stage                            (23,682)           (11,431)
                                                                             --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                               46,328             58,579
                                                                             --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 49,095           $ 58,579
                                                                             ========           ========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                     December 13, 2007
                                                                    Three Months Ended                (Inception) to
                                                                         March 31,                       March 31,
                                                                 2011                 2010                 2011
                                                              ----------           ----------           ----------
Revenue                                                       $       --           $       --           $       --

General and Administrative expenses                               12,251                  114               21,746
                                                              ----------           ----------           ----------
Operating loss                                                   (12,251)                (114)             (21,746)
                                                              ----------           ----------           ----------
Foreign currency loss                                                 --                   --               (1,936)
                                                              ----------           ----------           ----------
Loss before income taxes                                         (12,251)                (114)             (23,682)
Provision for Income Taxes                                            --                   --                   --
                                                              ----------           ----------           ----------

Net loss                                                      $  (12,251)          $     (114)          $  (23,682)
                                                              ==========           ==========           ==========

Basic and Diluted Loss Per Common Share                                a                    a                    a
                                                              ==========           ==========           ==========

Weighted Average Number of Common Shares Outstanding           8,475,500            5,000,000            5,401,837
                                                              ==========           ==========           ==========

----------
a = less than $.01 per share


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                   Condensed Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                            Deficit
                                                                                          Accumulated
                                                     Common Stock           Additional    During the        Total
                                                ---------------------        Paid in      Development    Stockholders'
                                                Shares         Amount        Capital         Stage          Equity
                                                ------         ------        -------         -----          ------
BALANCES - DECEMBER 13, 2007 (INCEPTION)              --     $      --      $      --      $      --      $      --

Common stock issued  to directors for cash
 on December 13, 2007 ($0.0001)                5,000,000           500             --             --            500
                                               ---------     ---------      ---------      ---------      ---------
BALANCE DECEMBER 31, 2008                      5,000,000           500             --             --            500

Net loss for the year                                 --            --             --          1,815          1,815
                                               ---------     ---------      ---------      ---------      ---------
BALANCE DECEMBER 31, 2009                      5,000,000           500             --          1,815          2,315

Common stock issued for cash received
 in 2009 ($0.02)                                 215,000            22          4,278             --          4,300
Common stock issued for cash ($0.02)           3,260,500           326         64,884             --         65,210
Net loss for the year                                 --            --             --        (13,246)       (13,246)
                                               ---------     ---------      ---------      ---------      ---------
BALANCE DECEMBER 31, 2010                      8,475,500           848         69,162        (11,431)        58,579

Net loss for the quarter                              --            --             --        (12,251)       (12,251)
                                               ---------     ---------      ---------      ---------      ---------

BALANCE MARCH 31, 2011                         8,475,500     $     848      $  69,162      $ (23,682)     $  46,328
                                               =========     =========      =========      =========      =========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                        Condensed Statements of Cashflows
                                   (Unaudited)

                                                                                              December 13, 2007
                                                                  Three Months Ended            (Inception) to
                                                                       March 31,                   March 31,
                                                               2011               2010               2011
                                                             --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                                   $(12,251)          $   (114)          $(23,682)
  Adjustments to reconcile net loss to cash used in
   in operating activities:
     Increase in accounts payable                               2,767                 --              2,767
                                                             --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES               (9,484)              (114)           (20,915)
                                                             --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from common stock subscriptions                         --                 --             70,010
                                                             --------           --------           --------
           CASH PROVIDED BY FINANCING ACTIVITIES                   --                 --             70,010
                                                             --------           --------           --------
Net Increase (Decrease) in Cash                                (9,484)              (114)            49,095

Cash, Beginning of Period                                      58,579              6,615                 --
                                                             --------           --------           --------

Cash, End of Period                                          $ 49,095           $  6,501           $ 49,095
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                 $     --           $     --           $     --
                                                             ========           ========           ========
    Income taxes                                             $     --           $     --           $     --
                                                             ========           ========           ========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2011


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated under the laws of the state of Nevada on December 13, 2007. The Company has limited operations and is considered a development stage company and has not yet realized any revenues from its planned operations.

Conex MD is a provider of specialized healthcare staffing to small and medium sized businesses. We intend to recruit healthcare professionals on assignments of varied duration and in permanent positions with clients in the United States. Our services will include hires in administration, information technology, sales and at the executive level.

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

In the opinion of management, the accompanying unaudited condensed financial statements of Conex MD, Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2011 and its results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. The Company re-evaluates its estimates on an ongoing basis; actual results may vary from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

INCOME TAXES

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of March 31, 2011 and December 31, 2010, the Company had no accrued interest or penalties.

LOSS PER SHARE

The basic loss per share is calculated by dividing our net loss attributable to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing our net loss attributable to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued guidance on "Multiple Deliverable Revenue Arrangements," updating ASC 605 "Revenue Recognition." This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company's adoption of this guidance did not have an impact on its financial statements and disclosures.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition--Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, "Milestone Method of Revenue Recognition." The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. The Company's adoption of this guidance did not have an impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through March 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $23,682 and will expire 20 years from the date the loss was incurred.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

NOTE 4. STOCKHOLDER'S EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On December 13, 2007, the Company issued 2,500,000 common shares to each of its Directors for cash consideration of $0.0001 per share.

Since inception (December 13, 2007) to October 31, 2010, the Company accepted subscriptions for 3,475,500 shares of common stock from 36 investors pursuant to a series of private placement transactions which closed on July 1, 2010. The private placements were not subject to any minimum investment, and were priced at $0.02 per share, for aggregate gross proceeds of approximately $69,510.

During the year ended December 31, 2009, the Company received proceeds of $4,300 for the sale of common stock that was issued In July 2010.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

During the year ended December 31, 2010, the Company paid two members of its board of directors professional fees totaling $9,280.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 13, 2007) to March 31, 2011, of $23,682. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the accompanying Condensed Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined in Note 2. To the condensed financial statements above, and have not changed significantly.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute "forward-looking statements on our current expectations and projections about future events". These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

GENERAL

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended December 31, 2010 included in our Form S-1/A filed with the Securities and Exchange Commission on April 19, 2011. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

Conex MD, Inc. was incorporated on December 13, 2007, under the laws of the State of Nevada. We are a development stage company formed for the purpose of providing specialized healthcare staffing to small and medium sized businesses. We recruit healthcare professionals on assignments of varied duration and in permanent positions with clients in the United States.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011 we had $49,095 in current assets (consisting of solely cash), current liabilities of $2,767 (consisting entirely of accounts payable) and a working capital surplus of $46,328. As of March 31, 2011 we had total assets of $49,095.

During the period from December 13, 2007 (inception) to March 31, 2011 we used $20,915 of cash in operations and received net cash of $70,010 from financing activities comprised entirely of sales of our equity securities less offering costs.

During the three months ended March 31, 2011 and 2010 we used cash of $9,484 and $114 in operations, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

OPERATING EXPENSES

The Company's operating expenses increased by $12,137 from $114 for the three months ended March 31, 2010 to $12,251 for the three months ended March 31, 2011. The Company's operating expenses for 2011 consisted of professional fees related to the filing of a registration statement with the SEC of $9,115, consulting fees related to the development of the business of $1,770, website development costs of $600, a transfer agent set up fee of $500, and bank services charges of $266.

GOING CONCERN

We have incurred net losses of $23,682 from our inception on December 13, 2007 to March 31, 2011 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2010 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2011, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company knows of no material, existing or pending legal proceedings against it. There are no proceedings in which any of the Company's directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company.

ITEM 1A. RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                         Description
------                         -----------

31.1     Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302

31.2     Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302

32.1     Certification Pursuant to 18 U.S.C. ss.1350, Section 906

32.2     Certification Pursuant to 18 U.S.C. ss. 1350, Section 906

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONEX MD, INC.


Date: May 13, 2011                      By: /s/ Dr. Ely Steinberg
                                            ------------------------------------
                                            Dr. Ely Steinberg,
                                            President and Director
                                            (Principal Executive Officer)


                                        CONEX MD, INC.


Date: May 13, 2011                      By: /s/ Dr. Jacob Bar-Ilan
                                            ------------------------------------
                                            Dr. Jacob Bar-Ilan,
                                            Secretary, Treasurer and Director
                                            (Principal Accounting Officer and
                                            Principal Financial Officer)