Form 10-Q
period 2011-06-30
Conex MD Inc
filed 2011-08-15
CIK 1509879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2011

[ ] Transition report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the transition period from _________ to _________.

                        Commission file number 333-171892


                                 CONEX MD, INC.
             (Exact name of registrant as specified in its Charter)

             Nevada                                               26-1574051
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

    33 Herzel St., Ra'anana, Israel                                43353
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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 8, 2011, the Company had outstanding 8,475,500 shares of common stock, par value $0.0001.

                               TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION................................................ 3

     Item 1.  Condensed Financial Statements.................................. 3

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......12

     Item 4.  Controls and Procedures.........................................12

PART II - OTHER INFORMATION...................................................12

     Item 1.  Legal Proceedings...............................................12

     Item 1A. Risk Factors....................................................12

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....12

     Item 3.  Defaults Upon Senior Securities.................................12

     Item 4.  Removed and Reserved............................................12

     Item 5.  Other Information...............................................13

     Item 6.  Exhibits........................................................13

SIGNATURES....................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CONEX MD, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                               June 30,             December 31,
                                                                                 2011                   2010
                                                                             ------------           ------------
                                                                             (Unaudited)             (Audited)
                                     ASSETS

Current Assets:
  Cash                                                                       $     28,326           $     58,579
                                                                             ------------           ------------
      Total current assets                                                         28,326                 58,579
                                                                             ------------           ------------

      Total assets                                                           $     28,326           $     58,579
                                                                             ============           ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                                             $      4,034           $         --
                                                                             ------------           ------------
      Total current liabilities                                                     4,034                     --
                                                                             ------------           ------------

Stockholders' Equity:
  Preferred stock, 50,000,000 shares authorized, par value $0.0001,
   no shares issued or outstanding                                                     --                     --
  Common stock, 100,000,000 shares authorized, par value $0.0001,
   8,475,500 shares issued and outstanding                                            848                    848
  Additional paid in capital                                                       69,162                 69,162
  Deficit accumulated during the development stage                                (45,718)               (11,431)
                                                                             ------------           ------------
      Total stockholders' equity                                                   24,292                 58,579
                                                                             ------------           ------------

      Total liabilities and stockholders' equity                             $     28,326           $     58,579
                                                                             ============           ============


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                            Three Months Ended           Six Months Ended       December 13, 2007
                                                 June 30,                    June 30,            (Inception) to
                                        ------------------------    -------------------------       June 30,
                                           2011          2010          2011           2010            2011
                                        ----------    ----------    ----------     ----------      ----------
Revenue                                 $       --    $       --    $       --     $       --      $       --

General and Administrative expenses         22,036            --        34,287            114          43,782
                                        ----------    ----------    ----------     ----------      ----------
Operating loss                             (22,036)           --       (34,287)          (114)        (43,782)
                                        ----------    ----------    ----------     ----------      ----------

Foreign currency loss                           --            --            --             --          (1,936)
                                        ----------    ----------    ----------     ----------      ----------
Loss before income taxes                   (22,036)           --       (34,287)          (114)        (45,718)
Provision for Income Taxes                      --            --            --             --              --
                                        ----------    ----------    ----------     ----------      ----------

Net loss                                $  (22,036)   $       --    $  (34,287)    $     (114)     $  (45,718)
                                        ==========    ==========    ==========     ==========      ==========
Basic and Diluted
  Loss Per Common Share                          a             a             a              a               a
                                        ==========    ==========    ==========     ==========      ==========
Weighted Average Number of Common
 Shares Outstanding                      8,475,500    5 ,000,000     8,475,500      5,000,000       5,617,824
                                        ==========    ==========    ==========     ==========      ==========

----------
a = less than $.01 per share


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                   Condensed Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                    Deficit
                                                                                  Accumulated
                                               Common Stock          Additional   During the      Total
                                            -------------------       Paid in     Development  Stockholders'
                                            Shares       Amount       Capital        Stage        Equity
                                            ------       ------       -------        -----        ------
BALANCES - DECEMBER 13, 2007 (INCEPTION)         --    $      --     $      --     $      --     $      --

Common stock issued  to directors for
 cash on December 13, 2007 ($0.0001)      5,000,000          500            --            --           500
                                          ---------    ---------     ---------     ---------     ---------
BALANCE DECEMBER 31, 2008                 5,000,000          500            --            --           500

Net income for the year                          --           --            --         1,815         1,815
                                          ---------    ---------     ---------     ---------     ---------
BALANCE DECEMBER 31, 2009                 5,000,000          500            --         1,815         2,315

Common stock issued for cash received
 in 2009 ($0.02)                            215,000           22         4,278            --         4,300
Common stock issued for cash ($0.02)      3,260,500          326        64,884            --        65,210
Net loss for the year                            --           --            --       (13,246)      (13,246)
                                          ---------    ---------     ---------     ---------     ---------
BALANCE DECEMBER 31, 2010                 8,475,500          848        69,162       (11,431)       58,579

Net loss for the quarter                         --           --            --       (12,251)      (12,251)
                                          ---------    ---------     ---------     ---------     ---------
BALANCE MARCH 31, 2011                    8,475,500    $     848     $  69,162     $ (23,682)    $  46,328
                                          ---------    ---------     ---------     ---------     ---------

Net loss for the quarter                         --           --            --       (22,036)      (22,036)
                                          ---------    ---------     ---------     ---------     ---------

BALANCE JUNE 30, 2011                     8,475,500    $     848     $  69,162     $ (45,718)    $  24,292
                                          =========    =========     =========     =========     =========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                        Condensed Statements of Cashflows
                                   (Unaudited)

                                                                  Six Months Ended             December 13, 2007
                                                                      June 30,                  (Inception) to
                                                             ---------------------------           June 30,
                                                               2011               2010               2011
                                                             --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                                   $(34,287)          $   (114)          $(45,718)
  Adjustments to reconcile net loss to cash used in
  in operating activities:
  Increase in accounts payable                                  4,034                 --              4,034
                                                             --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES              (30,253)              (114)           (41,684)
                                                             --------           --------           --------

FINANCING ACTIVITIES:
  Proceeds from common stock subscriptions                         --             65,209             70,010
                                                             --------           --------           --------
           CASH PROVIDED BY FINANCING ACTIVITIES                   --             65,209             70,010
                                                             --------           --------           --------
Net Increase (Decrease) in Cash                               (30,253)            65,095             28,326
Cash, Beginning of Period                                      58,579              6,615                 --
                                                             --------           --------           --------

Cash, End of Period                                          $ 28,326           $ 71,710           $ 28,326
                                                             ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Income taxes                                               $     --           $     --           $     --
                                                             ========           ========           ========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2011


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

In the opinion of management, the accompanying unaudited condensed financial statements of Conex MD, Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2011 and its results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2011 and December 31, 2010, the Company had no accrued interest or penalties.

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

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through June 30, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $45,718 and will expire 20 years from the date the loss was incurred.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.

The Company has filed income tax returns in the United States. All of the Company's tax years remain open and subject to examination.

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

ISSUED AND OUTSTANDING

On December 13, 2007, the Company issued 2,500,000 shares of common stock to each of its two Directors for cash consideration of $0.0001 per share.

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

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 13, 2007) to June 30, 2011, of $45,718. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011 we had $28,326 in current assets (consisting of solely cash), current liabilities of $4,034 (consisting entirely of accounts payable) and a working capital surplus of $24,292.

During the period from December 13, 2007 (inception) to June 30, 2011 we used $41,684 of cash in operations and received net cash of $70,010 from financing activities comprised entirely of sales of our equity securities less offering costs.

During the six months ended June 30, 2011 and 2010 we used cash of $30,253 and $114 in operations, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

OPERATING EXPENSES

The Company's operating expenses increased by $22,036 from $0 for the three months ended June 30, 2010 to $22,036 for the three months ended June 30, 2011. The Company's operating expenses for the three months ended June 30, 2011 consisted of professional fees related to the filing of an amended registration statement with the SEC of $5,360, cost related to the filing of our March 2011 quarterly report with the SEC of $2,880, $10,000 of consulting services related to various matters concerning the Company's publicly company status, website development and programming costs of $3,100, and $696 for income tax return preparation and filing of ownership reports with the SEC.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

OPERATING EXPENSES

The Company's operating expenses increased by $34,173 from $114 for the six months ended June 30, 2010 to $34,287 for the six months ended June 30, 2011. The Company's operating expenses for the six months ended June 30, 2011 consisted of professional fees related to the filing of a registration statement with the SEC of $14,475, cost related to the filing of our March 2011 quarterly report with the SEC of $2,880, $10,000 of consulting services related to various matters concerning the Company's publicly company status, website development and programming costs of $5,417, and $1,515 for income tax return preparation, filing of ownership reports with the SEC, and transfer agent fees.

GOING CONCERN

We have incurred net losses of $45,718 from our inception on December 13, 2007 to June 30, 2011 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2010 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2011, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                       CONEX MD, INC.


Date: August 11, 2011                  By: /s/ Dr. Ely Steinberg
                                           -------------------------------------
                                           Dr. Ely Steinberg,
                                           President and Director
                                           (Principal Executive Officer)


                                       CONEX MD, INC.


Date: August 11, 2011                  By: /s/ Dr. Jacob Bar-Ilan
                                           -------------------------------------
                                           Dr. Jacob Bar-Ilan,
                                           Secretary, Treasurer and Director
                                           (Principal Accounting Officer and
                                           Principal Financial Officer)