Form 10-Q
period 2011-09-30
Conex MD Inc
filed 2011-11-14
CIK 1509879

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

                        Commission file number 333-171892


                                 CONEX MD, INC.
             (Exact name of registrant as specified in its Charter)

             Nevada                                               26-1574051
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

     P.O. Box 929 Ra'anana Israel                                  43108
(Address of principal executive offices)                         (Zip Code)

                                (972) 57-946-1249
              (Registrant's telephone number, including area code)

        33 Herzel St. Ra'anana Israel                              43353
(Former Address of principal executive offices)                  (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 14, 2011, the Company had outstanding 8,475,500 shares of common stock, par value $0.0001.

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

     Item 1A. Risk Factors....................................................12

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....12

     Item 3.  Defaults Upon Senior Securities.................................12

     Item 4.  Removed and Reserved............................................12

     Item 5.  Other Information...............................................12

     Item 6.  Exhibits........................................................12

SIGNATURES....................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CONEX MD, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                           September 30,      December 31,
                                                                               2011               2010
                                                                             --------           --------
                                                                           (Unaudited)          (Audited)
                                ASSETS

Current Assets:
  Cash                                                                       $ 11,959           $ 58,579
                                                                             --------           --------
      Total current assets                                                     11,959             58,579
                                                                             --------           --------

      Total assets                                                           $ 11,959           $ 58,579
                                                                             ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                                             $    369           $     --
                                                                             --------           --------
      Total current liabilities                                                   369                 --
                                                                             --------           --------
Stockholders' Equity:
  Preferred stock, 50,000,000 shares authorized, par value $0.0001,
   no shares issued or outstanding                                                 --                 --
  Common stock, 100,000,000 shares authorized, par value $0.0001,
   8,475,500 shares issued and outstanding                                        848                848
  Additional paid in capital                                                   69,162             69,162
  Deficit accumulated during the development stage                            (58,420)           (11,431)
                                                                             --------           --------
   Total stockholders' equity                                                  11,590             58,579
                                                                             --------           --------

   Total liabilities and stockholders' equity                                $ 11,959           $ 58,579
                                                                             ========           ========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended               Nine Months Ended       December 13, 2007
                                                    September 30,                   September 30,           (Inception) to
                                             --------------------------      --------------------------     September 30,
                                                2011            2010            2011            2010            2011
                                             ----------      ----------      ----------      ----------      ----------
Revenue                                      $       --      $       --      $       --      $       --      $       --

General and Administrative expenses              12,703              --          46,989             114          56,484
                                             ----------      ----------      ----------      ----------      ----------
Operating loss                                  (12,703)             --         (46,989)           (114)        (56,484)
                                             ----------      ----------      ----------      ----------      ----------

Foreign currency loss                                --              --              --              --          (1,936)
                                             ----------      ----------      ----------      ----------      ----------
Loss before income taxes                        (12,703)             --         (46,989)           (114)        (58,420)

Provision for Income Taxes                           --              --              --              --              --
                                             ----------      ----------      ----------      ----------      ----------

Net loss                                     $  (12,703)     $       --      $  (46,989)     $     (114)     $  (58,420)
                                             ==========      ==========      ==========      ==========      ==========

Basic and Diluted
  Loss Per Common Share                               a      a                        a               a               a
                                             ==========      ==========      ==========      ==========      ==========

  Weighted Average Number of
   Common Shares Outstanding                  8,475,500       8,475,500       8,475,500       6,158,500       4,854,472
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

                                 CONEX MD, INC.
                          (A Development Stage Company)
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                       Deficit
                                                                                     Accumulated
                                                 Common Stock           Additional    During the       Total
                                              --------------------       Paid in     Development    Stockholders'
                                              Shares        Amount       Capital        Stage         Equity
                                              ------        ------       -------        -----         ------
BALANCES - DECEMBER 13, 2007 (INCEPTION)           --     $      --     $      --     $      --      $      --

Common stock issued  to directors for
 cash on December 13, 2007 ($0.0001)        5,000,000           500            --            --            500
                                            ---------     ---------     ---------     ---------      ---------
BALANCE DECEMBER 31, 2008                   5,000,000           500            --            --            500

Net income for the year                            --            --            --         1,815          1,815
                                            ---------     ---------     ---------     ---------      ---------
BALANCE DECEMBER 31, 2009                   5,000,000           500            --         1,815          2,315

Common stock issued for cash received
 in 2009 ($0.02)                              215,000            22         4,278            --          4,300

Common stock issued for cash ($0.02)        3,260,500           326        64,884            --         65,210

Net loss for the year                              --            --            --       (13,246)       (13,246)
                                            ---------     ---------     ---------     ---------      ---------
BALANCE DECEMBER 31, 2010                   8,475,500           848        69,162       (11,431)        58,579

Net loss for the quarter                           --            --            --       (12,281)       (12,281)
                                            ---------     ---------     ---------     ---------      ---------
BALANCE MARCH 31, 2011                      8,475,500           848        69,162       (23,712)        46,298

Net loss for the quarter                           --            --            --       (22,005)       (22,005)
                                            ---------     ---------     ---------     ---------      ---------
BALANCE JUNE 30, 2011                       8,475,500           848        69,162       (45,717)        24,293

Net loss for the quarter                           --            --            --       (12,703)       (12,703)
                                            ---------     ---------     ---------     ---------      ---------

BALANCE SEPTEMBER 30, 2011                  8,475,500     $     848     $  69,162     $ (58,420)     $  11,590
                                            =========     =========     =========     =========      =========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASHFLOWS
                                   (Unaudited)

                                                               Nine Months Ended       December 13, 2007
                                                                 September 30,           (Inception) to
                                                           ------------------------      September 30,
                                                             2011            2010            2011
                                                           --------        --------        --------
OPERATING ACTIVITIES:
  Net loss                                                 $(46,989)       $   (114)       $(58,420)
  Adjustments to reconcile net loss to cash
   used in in operating activities:
     Increase in accounts payable                               369              --             369
                                                           --------        --------        --------
          Net cash used in operating activities             (46,620)           (114)        (58,051)
                                                           --------        --------        --------
FINANCING ACTIVITIES:
  Proceeds from common stock subscriptions                       --          65,209          70,010
                                                           --------        --------        --------
          Cash provided by financing activities                  --          65,209          70,010
                                                           --------        --------        --------

Net Increase (Decrease) in Cash                             (46,620)         65,095          11,959

Cash, Beginning of Period                                    58,579           6,615              --
                                                           --------        --------        --------

Cash, End of Period                                        $ 11,959        $ 71,710        $ 11,959
                                                           ========        ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                 $     --        $     --        $     --
                                                           ========        ========        ========
  Income taxes                                             $     --        $     --        $     --
                                                           ========        ========        ========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2011


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

In the opinion of management, the accompanying unaudited condensed financial statements of Conex MD, Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2011 and its results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of September 30, 2011 and December 31, 2010, the Company had no accrued interest or penalties.

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

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through September 30, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $58,420 and will expire 20 years from the date the loss was incurred.

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

During the three months ended September 30, 2011, the Company paid its two directors professional fees of $7,024. Since inception (December 13, 2007) to September 30, 2011, the Company has paid its two directors professional fees totaling $16,305.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 13, 2007) to September 30, 2011, of $58,420. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OVERVIEW

Conex MD, Inc. was incorporated on December 13, 2007, under the laws of the State of Nevada. We are a development stage company formed for the purpose of providing specialized healthcare staffing to small and medium sized businesses. We recruit healthcare professionals on assignments of varied duration and in permanent positions with clients in the United States. Our website is available at http://conexmd.com. Our common stock is quoted on the OTC Bulletin Board under the symbol "CXMD.OB".

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011 we had $11,959 in current assets (consisting of solely cash), current liabilities of $369 (consisting entirely of accounts payable) and a working capital surplus of $11,590.

During the period from December 13, 2007 (inception) to September 30, 2011 we used $58,051 of cash in operations and received net cash of $70,010 from financing activities comprised entirely of sales of our equity securities less offering costs.

During the nine months ended September 30, 2011 and 2010 we used cash of $46,620 and $114 in operations, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

OPERATING EXPENSES

The Company's operating expenses increased by $12,703 from $0 for the three months ended September 30, 2010 to $12,703 for the three months ended September 30, 2011. The Company's operating expenses for the three months ended September 30, 2011 consisted of professional fees related to the filing of reports with the SEC of $5,193, $7,024 of consulting fees paid to our two directors, and $486 of general and administrative expenses.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

OPERATING EXPENSES

The Company's operating expenses increased by $46,875 from $114 for the nine months ended September 30, 2010 to $46,989 for the nine months ended September 30, 2011. The Company's operating expenses for the nine months ended September 30, 2011 consisted of professional fees related to the filing of a Form S-1 with the SEC of $14,475, cost related to the filing of periodic reports with the SEC of $7,067, $10,000 of consulting services related to various matters concerning the Company's publicly company status, website development and programming costs of $6,317,consulting fees paid to our two directors of $7,025, and $2,105 of other general and administrative fees.

GOING CONCERN

We have incurred net losses of $58,420 from our inception on December 13, 2007 to September 30, 2011 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2010 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2011, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

                               EXHIBIT DESCRIPTION

Exhibit
Number                            Description
------                            -----------

31.1   Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302

31.2   Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302

32.1   Certification Pursuant to 18 U.S.C. ss.1350, Section 906

32.2   Certification Pursuant to 18 U.S.C. ss. 1350, Section 906

101    Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONEX MD, INC.


Date: November 14, 2011                 By: /s/ Dr. Ely Steinberg
                                            ------------------------------------
                                            Dr. Ely Steinberg,
                                            President and Director
                                            (Principal Executive Officer)


                                        CONEX MD, INC.


Date: November 14, 2011                 By: /s/ Dr. Jacob Bar-Ilan
                                            ------------------------------------
                                            Dr. Jacob Bar-Ilan,
                                            Secretary, Treasurer and Director
                                            (Principal Accounting Officer and
                                            Principal Financial Officer)