Form 10-K
period 2011-12-31
Conex MD Inc
filed 2012-03-20
CIK 1509879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For fiscal year ended December 31, 2011

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission file number 333-171892


                                 CONEX MD, INC.
             (Exact name of registrant as specified in its Charter)

            Nevada                                              26-261574051
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

     P.O. Box 929 Ra'anana Israel                                  45108
(Address of principal executive offices)                         (Zip Code)

                                (972) 57-946-1249
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address, and former fiscal year,
                         if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.0001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

As of February 28, 2012, there were 8,475,500 shares of our common stock issued and outstanding.

                                 CONEX MD, INC.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report.

The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business, Strategy and Industry" in "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

                                  INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to Conex MD, Inc. The term "fiscal year" refers to our fiscal year ending December
31. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

                                TABLE OF CONTENTS

PART I

ITEM 1.  Business                                                              4
ITEM 1A. Risk Factors                                                          7
ITEM 1B. Unresolved Staff Comments                                             7
ITEM 2.  Properties                                                            7
ITEM 3.  Legal Proceedings                                                     7
ITEM 4.  Removed and Reserved

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                     7
ITEM 6.  Selected Financial Data                                               8
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk           10
ITEM 8.  Financial Statements and Supplementary Data                          11
ITEM 9.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 21
ITEM 9A. Controls and Procedures                                              21
ITEM 9B. Other Information                                                    22

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance              22
ITEM 11. Executive Compensation                                               25
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          26
ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         26
ITEM 14. Principal Accounting Fees and Services                               27

PART IV

ITEM 15. Exhibits, Financial Statement Schedules                              28

Signatures                                                                    29

                                     PART I

ITEM 1. BUSINESS

ORGANIZATION

On December 13, 2007, the Company was incorporated under the laws of the State of Nevada. We are engaged in the business of providing specialized healthcare staffing to small and medium sized businesses.

Dr. Ely Steinberg has served as our President and Chief Executive Officer, Secretary and Treasurer, from December 13, 2007, until the current date. Our board of directors is comprised of two persons: Dr. Ely Steinberg and Dr. Jacob Bar-Ilan.

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share.

Pursuant to stock a Subscription Agreement dated December 13, 2007, we offered and sold 2,500,000 shares of our common stock to Dr. Ely Steinberg our President and a Director, at a purchase price of $0.0001 per share, for aggregate proceeds of $250. Pursuant to a stock Subscription Agreement dated December 13, 2007, we offered and sold 2,500,000 shares of our common stock to Dr. Jacob Bar-Ilan our Secretary, Treasurer and a Director, at a purchase price of $0.0001 per share, for aggregate proceeds of $250. Between December 2009 and January 2010, we accepted subscriptions for 3,475,500 shares of our common stock from 36 investors at a purchase price of $0.02 per share, for aggregate proceeds of $69,510.

GENERAL

We provide specialized healthcare staffing to small and medium sized medical businesses. We provide healthcare staffing solutions as follows:

     *    Contract
     *    Contract to Hire
     *    Direct Hire
     *    Payrolling

We provide contract (temporary) employees for a number of positions within an organization. Our services are designed to enable medical and health service providers to hire staff on a temporary basis for a particular project or as a replacement for an employee on leave. The use of temporary staff is beneficial as it is economical and saves time. We help clients search for the ideal candidate in the given circumstances as there is a demand for excellence in healthcare recruitment, retention and customer care. Additionally, we will manage and evaluate the performances of the employees provided. In addition, we cover all the taxes and contend with all issues of unemployment.

We provide personnel on a contract-to-hire basis. This would enable our clients to assess the capabilities of the employee for a specified period of time and judge whether he is suited to the company. We offer various arrangements that will allow our clients to hire employees at a reduced fee or no fee after a specified period of time.

We provide direct hire services for our clients. By learning the unique dynamics specific to the healthcare industry, we are able to locate candidates whose skills are the perfect professional fit. Our service includes hires in administration, information technology, sales and at the executive level. We work within our clients' budgetary constraints and offer a six month guarantee on most of our placements.

We offer payroll services for our clients as well. We search for the ideal candidates and place them on our payrolls. In addition, we take full responsibility for Workers' and Unemployment Compensation, government taxes and compliance with applicable laws.

All of our healthcare staffing services are currently available and are offered by us on our website www.conexmd.com. We started a preliminary execution of our marketing plan, however we will require additional funds in order to continue offering a providing our healthcare services and to execute our advertising camping.

We do not expect to generate revenues until and when we are able to obtain clients from our planned advertising campaign, which is expected to commence once we have raised additional funds. These funds will have to be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also require additional financing to sustain our business operations if we are ultimately not successful in earning revenues. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. At present time our management intends to loan us funds in order to continue operation.

There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

MARKET OPPORTUNITY

The US Department of Labor Statistics has predicted that more than half of American employees will be employed by Professional Employer Organizations
(PEO). http://www.bls.gov/oco/cg/cgs035.htm. The PEO industry generates approximately $51 billion in gross revenues each year. See:
http://www.employhr.com/hr-library/the-peo-industry.

Healthcare staffing represented 14% of the temporary market in 2009, as compared to 11% in 2005. The healthcare industry is expected to generate 3.2 million new wage and salary jobs between 2008 and 2018, largely due to the rapid growth in the aging population. See:
http://www.staffingindustry.com/ME2/dirmod.asp?sid=&nm=Corprate+Member+Topics&
type=MultiPublishing&mod=PublishingTitles&mid=6EECC0FE471F4CA995CE2A3E9A8E4207
&tier=4&id=2BEC258C20C24FC89258AFD0FD370687.

MARKETING AND SALES STRATEGY

We plan to focus our marketing efforts in North America. Our management, and particularly our Secretary and Director, Dr. Jacob Bar-Ilan, will be responsible for executing our marketing plan. Our target market is small sized and medium sized medical business.

We employed and intend to employ the following techniques to obtain customers:

SEARCH ENGINES: we submited our website to search engines that robotically index the Web. Such search engines include Google, Yahoo, MSN, AOL Search, and Ask.com. Some of these feed search content to the other main search engines and portal sites.

RECIPROCAL LINKS: We plan to find complementary websites and request a reciprocal link to our website.

INTERNET MARKETING: We plan to conduct Internet marketing such as advertising on professional forums, email campaigns, web advertising, e-newsletters, online public relations and issuing press releases.

COMPETITION

The healthcare staffing and recruitment services industry is highly competitive. Assuming our company grows, we will face competitors that have longer operating histories, larger financial, sales, marketing and technological resources than we do.

Assuming our company grows, some of our competitors could be competitors in the management services, travel nurse, allies and locum tenens staffing sectors, such as AMN Healthcare, Cross Country Healthcare, Maxim Healthcare Services, Medfinders and LocumTenes.com.

AMN Healthcare and Cross Country Healthcare constitute half of the travel nurse market, while Maxim Healthcare and MSN make up approximately 18% of the per diem market.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the operation of temporary healthcare staffing services in any jurisdiction which we would conduct activities. Our business, temporary healthcare staffing, is regulated in most states. For example, in some states, healthcare staffing businesses must be registered to operate and advertise as a nurse-staffing agency or must qualify for an exemption from registration in those states. We are also subject to certain laws and regulations applicable to general temporary staffing services in any jurisdiction in which we operate. We must also comply with various laws and regulations relating to pay practices, workers compensation and immigration, if applicable.

Though we have not yet identified specific markets where we intend to market our services, some examples of specific regulations that could apply to our business in different jurisdictions are as follows: For example, to operate our business in Illinois, we will be required to register as a "Nurse Agency" with the Department of Labor of the State of Illinois. Similarly, to operate our business in the Massachusetts, we will be required to register as a "Temporary Nursing Service Agency" with the Department of Public Health of the State of Massachusetts. Other states, though not all, have similar registration laws and/or regulations, which, generally speaking, require personnel performance review, reporting requirements and will subject our business to state agency review and investigation laws and regulations. Other states, such as the State of Washington, do not require us to register as a healthcare staffing business, but may require some of our personnel, depending on the services they perform, to submit to fingerprinting, undergo a background check and drug screen before performing services in the state.

We do not believe that government regulation will have a material impact on the way we conduct our business, however, any government regulation imposing sales taxes or increased sales tax rates on temporary healthcare staffing services could result in a decline in the use of the temporary healthcare staffing services, which could harm our business and operating results.

INTELLECTUAL PROPERTY

We have not filed for any protection of our trademark, and we do not have any other intellectual property.

EMPLOYEES

We currently have no employees.

ITEM 1A. RISK FACTORS

NOT APPLICABLE.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at P.O. Box 929 Ra'anana Israel 45108. This office is approximately 500 square feet in size and is provided to us free of charge by our director and officer, Dr. Jacob Bar-Ilan. We have not entered into any lease agreement for the office. We do not plan to incur any rent expenses for this office.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "CXMD.OB"; however, there is no active market for our common stock. As of February 28, 2012, the Company had 8,475,500 shares of our common stock issued and outstanding held by 38 holders of record.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends. See the Risk Factor entitled "Because we do not intend to pay any cash dividends on our common stock, o ur stockholders will not be able to receive a return on their shares unless they sell them."

RECENT SALES OF UNREGISTERED SECURITIES

We have not sold or issued any securities during the fiscal year ended December 31, 2011 without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemption(s) from such registration requirements.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2011 AND 2010

LACK OF REVENUES

We have limited operational history. From our inception on December 13, 2007 to December 31, 2011 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

OPERATING EXPENSES

The Company's operating expenses increased by $41,523, or 437.3%, from $9,496 in 2010 to $51,339 in 2011. Operating expenses in 2011 consisted of professional fees related to the filing of a Form S-1 with the SEC of $14,475, cost related to the filing of periodic reports with the SEC of $9,947, $10,000 of consulting services related to various matters concerning the Company's publicly company status, website development and programming costs of $6,317, consulting fees paid to our two directors of $7,000, $1,150 of stock transfer agent fees, and $2,450 of other general and administrative fees. Operating expenses in 2010 consisted consisting of a bonus payment of $4,640 to each of our directors and $216 of bank charges.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had total current assets of $7,971 (consisting of cash of $6.971 and prepaid expenses of $1,000), total current liabilities of $731, and working capital of $7,240.

Historically, we have financed our cash flow and operations from the sale of common stock. Net cash provided by financing activities was $70,011 from July 1, 2008 (date of inception) to December 31, 2011, consisting of proceeds from the sale of common stock.

During 2011, we used $50,608 in operations, consisting of the operating expenses described above less $731, which remained unpaid and is included in accounts payable as of December 31, 2011. During 2011, we used $13,246 in operations, consisting of the operating expenses described above.

We have not yet generated any revenue from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

GOING CONCERN

We have incurred net losses since our inception on December 13, 2007 through December 31, 2011 totaling $62,770 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2011 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 Conex MD, Inc.
                          (A Development Stage Company)
                           December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm                       12

Balance Sheets as of December 31, 2011 and December 31, 2010                  13

Statements of Operations for the Years Ended December 31, 2011 and 2010,
 and from December 13, 2007 (Inception) through December 31, 2011             14

Statements of Stockholders' Equity for the Years Ended December 31, 2011
 and 2010, and from December 13, 2007 (Inception) through December 31, 2011   15

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010,
 and from December 13, 2007 (Inception) through December 31, 2011             16

Notes to the Financial Statements                                             17

                    REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Conex MD, Inc.:

We have audited the accompanying balance sheets of Conex MD, Inc.. (a Nevada corporation in the development stage) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2011 and 2010, and from inception (December 13, 2007) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conex MD, Inc.. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and from inception (December 13, 2007) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Weinberg & Baer LLC
------------------------------------
Weinberg & Baer LLC
Baltimore, Maryland
March 6, 2012

                                 CONEX MD, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                                     December 31,
                                                                               2011               2010
                                                                             --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                       $  6,971           $ 58,579
  Prepaid expense                                                               1,000                 --
                                                                             --------           --------
      TOTAL CURRENT ASSETS                                                      7,971             58,579
                                                                             --------           --------

      TOTAL ASSETS                                                           $  7,971           $ 58,579
                                                                             ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                                             $    876           $     --
                                                                             --------           --------
      TOTAL CURRENT LIABILITIES                                                   876                 --
                                                                             --------           --------

STOCKHOLDERS' EQUITY
  Preferred stock, 50,000,000 shares authorized, par value $0.0001,
   no shares issued or outstanding                                                 --                 --
  Common stock, 100,000,000 shares authorized, par value $0.0001,
   8,475,500 shares issued and outstanding                                        848                848
  Additional paid in capital                                                   69,162             69,162
  Deficit accumulated during the development stage                            (62,915)           (11,431)
                                                                             --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                                7,095             58,579
                                                                             --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  7,971           $ 58,579
                                                                             ========           ========


   The accompanying notes are an integral part of these financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                       Years Ended                 December 13, 2007
                                                       December 31,                  (Inception) to
                                             -------------------------------          December 31,
                                                2011                 2010                 2011
                                             ----------           ----------           ----------
REVENUE                                      $       --           $       --           $       --

General and Administrative Expenses              51,484                9,496               60,980
                                             ----------           ----------           ----------
Operating loss                                  (51,484)              (9,496)             (60,980)
                                             ----------           ----------           ----------

Foreign Currency Loss                                --               (3,750)              (1,935)
                                             ----------           ----------           ----------
Loss before income taxes                        (51,484)             (13,246)             (62,915)
Provision for Income Taxes                           --                   --                   --
                                             ----------           ----------           ----------

NET LOSS                                     $  (51,484)          $  (13,246)          $  (62,915)
                                             ==========           ==========           ==========
BASIC AND DILUTED
  Loss Per Common Share                      $    (0.01)          $        a           $    (0.01)
                                             ==========           ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                           8,475,500            6,742,511            5,973,343
                                             ==========           ==========           ==========

----------
a = less than $.01 per share


   The accompanying notes are an integral part of these financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                               Deficit
                                                                                             Accumulated
                                                     Common Stock             Additional     During the          Total
                                                ---------------------          Paid in       Development      Stockholders'
                                                Shares         Amount          Capital          Stage            Equity
                                                ------         ------          -------          -----            ------
BALANCES - DECEMBER 13, 2007 (INCEPTION)              --      $      --       $      --       $      --         $      --

Common stock issued  to directors for cash
 on December 13, 2007 ($0.0001)                5,000,000            500              --              --               500
                                               ---------      ---------       ---------       ---------         ---------
BALANCE DECEMBER 31, 2008                      5,000,000            500              --              --               500

Net income for the year                               --             --              --           1,815             1,815
                                               ---------      ---------       ---------       ---------         ---------
BALANCE DECEMBER 31, 2009                      5,000,000            500              --           1,815             2,315

Common stock issued for cash received in
 2009 ($0.02)                                    215,000             22           4,278              --             4,300
Common stock issued for cash ($0.02)           3,260,500            326          64,884              --            65,210
Net loss for the year                                 --             --              --         (13,246)          (13,246)
                                               ---------      ---------       ---------       ---------         ---------
BALANCE DECEMBER 31, 2010                      8,475,500            848          69,162         (11,431)           58,579

Net loss for the year                                 --             --              --         (51,484)          (51,484)
                                               ---------      ---------       ---------       ---------         ---------

BALANCE DECEMBER 31, 2011                      8,475,500      $     848       $  69,162       $ (62,915)        $   7,095
                                               =========      =========       =========       =========         =========


   The accompanying notes are an integral part of these financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                             Statements of Cashflows

                                                                     Years Ended              December 13, 2007
                                                                     December 31,               (Inception) to
                                                             ---------------------------         December 31,
                                                               2011               2010               2011
                                                             --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                                   $(51,484)          $(13,246)          $(62,915)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Increase in prepaid expense                               (1,000)                --             (1,000)
     Increase in accounts payable                                 876                 --                876
                                                             --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES              (51,608)           (13,246)           (63,039)
                                                             --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from common stock subscriptions                         --             65,210             70,010
                                                             --------           --------           --------
           CASH PROVIDED BY FINANCING ACTIVITIES                   --             65,210             70,010
                                                             --------           --------           --------
Net Increase (Decrease) in Cash                               (51,608)            51,964              6,971
Cash, Beginning of Period                                      58,579              6,615                 --
                                                             --------           --------           --------

CASH, END OF PERIOD                                          $  6,971           $ 58,579           $  6,971
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Income taxes                                               $     --           $     --           $     --
                                                             ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2011


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Conex MD, Inc. ("the Company") was incorporated under the laws of the state of Nevada on December 13, 2007. The Company has limited operations, and is considered a development stage company and has not yet realized any revenues from its planned operations.

The Company is a provider of specialized healthcare staffing to small and medium sized businesses. We intend to recruit healthcare professionals on assignments of varied duration and in permanent positions with clients in the United States. Our service includes hires in administration, information technology, sales and at the executive level.

As a development stage enterprise, the Company discloses the retained earnings or deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company's tax years ended December 31, 2009, 2010 and 2011 remain subject to examination by Federal and state jurisdictions.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2011 or 2010.

EARNINGS PER SHARE

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income
(loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The cumulative net operating loss carry-forward is $62,770 and will expire 20 years from the date the loss was incurred.

As at December 31, 2011, deferred tax assets consisted of the following:

        Net operating losses (estimated tax rate 15%)          $ 9,415
        Less: valuation allowance                               (9,415)
                                                               -------

        Net deferred tax asset                                 $    --
                                                               =======

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

ISSUED AND OUTSTANDING

For stock-based transactions with employees, issuances are accounted for in accordance with ASC 718, where issuances shall be accounted for based on the fair value of the stock issued. Transactions with other than employee's, stock issuance are accounted for in accordance with ASC 505, where issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is the more reliable measure.

On December 13, 2007, the Company issued 2,500,000 common shares to each of its Directors for cash consideration of $0.0001 per share. The proceeds of $500 were received during the year ended December 31, 2008.

Since inception (December 13, 2007) to the October 31, 2010, the Company accepted subscriptions for 3,475,500 shares of common stock from 36 investors pursuant to a series of private placement transactions which closed on July 1, 2010. The private placements were not subject to any minimum investment, and were priced at $0.02 per share, for aggregate gross proceeds of approximately $69,510. The Company accepted the subscriptions on July 1, 2010.

NOTE 5. CONFLICTS OF INTEREST

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 13, 2007) to December 31, 2011, of $62,770. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2011.

NOTE 8. COINCENTRATION OF CREDIT RISK

The Company's cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company's investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

NOTE 9. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011 and 2010, the Company paid the two members of its board of directors professional fees totaling $7,000 and $9,280, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2011, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     * Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective November 16, 2011, the Company appointed Empire Stock Transfer, Inc. as its Stock Transfer Agent and Registrar.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name(1)                          Age                 Position
-------                          ---                 --------
Dr. Dr. Ely Steinberg            57          President, and Director

Dr. Jacob Bar-Ilan               53          Treasurer, Secretary and Director

----------
(1) Unless otherwise noted, the address of each person or entity listed is c/o Conex MD, Inc., P.O. Box 929 Ra'anana Israel 43108.

The directors named above will serve until the next annual meeting of the stockholders or until his respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the discretion of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

DR. ELY STEINBERG

Dr. Ely Steinberg is a co-founder of Conex MD, Inc. with Dr. Jacob Bar-Ilan and has served as our President and a Director since December 13, 2007. Since 1985, Dr. Steinberg has been an Instructor in Orthopaedic Surgery at Tel Aviv

University, Israel. 2010, Dr. Steinberg served as Deputy of the Orthopaedic Department, Soyrasky Tel-Aviv Medical Center in Tel Aviv, and from 2008 until 2010, served as Director of that same department. From 2004 until 2008, Dr. Steiberg was a Lecturer at Tel Aviv University, and from 1999 until 2001, he served as Secretary, Postgraduate Course, Orthopaedic Program at Tel Aviv University. From 1975 until 1977, Dr. Steinberg attended the School of Medicine, IMF in Bucharest, Romania, and from 1977 until 1980 he attended Technion, Haifa Medical School of Israel. From 1980 until 1981, Dr. Steinberg completed his residency at Shiba Medical Center of Israel. From 1982 to 1987, Dr. Steinberg attended the Postgraduate School of Medicine of Tel Aviv, receiving a Diploma in Orthopaedics and a Specialization Certificate in 1985. In 1996, Dr. Steinberg completed an AO - Trauma Fellowship at the Hospital of Special Surgery in New York. Dr. Steinberg is a frequent speaker in orthopedics and is the author of numerous publications in his field of practice, co-authoring numerous articles, case reports, papers, abstract and chapters of books. These experiences, qualifications and attributes have led to our conclusion that Dr. Steinberg should be serving as a member of our Board of Directors in light of our business and structure.

DR. JACOB BAR-ILAN

Dr. Jacob Bar-Ilan is a co-founder of Conex MD, Inc. with Dr. Dr. Ely Steinberg and has served as our Secretary, Treasurer and a Director since December 13, 2007. Since 2000, Dr. Bar-Ilan has served as manager of Ergent Medical Center in Ramat Hasharon, Israel. From 1995 until 2000, he served as a Senior Orthopaedic Surgeon in the Department of Orthopaedic Traumatology at Ichilov Hospital in Tel Aviv, Israel. Since 2002, Dr. Bar-Ilan has also been the owner and manager of Orthobar Medical Services Ltd., a major seller of synthetic cast and orthopedic accessories in Israel. Since 2007, Dr. Bar-Ilan has also been the owner and manager of Medicbar Ltd., a professional medical consultant and provider of expert witness testimony regarding medical opinions for courts. From 1980 to 1987, Dr. Bar-Ilan attended Technion, Haifa Medical School of Israel and completed his residency at Belison Medical Center and Petach Tikva of Israel. From 1990 to 1995 Dr. Bar-Ilan attended the Postgraduate School of Medicine of Tel Aviv, receiving a Diploma in Orthopaedics and a Specialization Certificate in 1995. These experiences, qualifications and attributes have led to our conclusion that Dr. Bar-Ilan should be serving as a member of our Board of Directors in light of our business and structure.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our directors that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director's business and personal activities and relationships as they may relate to us and our management.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Our two officers and directors, Dr. Dr. Ely Steinberg and Dr. Jacob Bar-Ilan, are not employees of the Company. Both of Dr. Steinberg and Dr. Bar-Ilan are an independent contractor/consultant to the Company. We currently have no employees.

CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only two directors, and to date, such two directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Other than as described above, we are not aware of any other conflicts of interest of our executive officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no legal proceedings that have occurred since our incorporation concerning our directors which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Specific due dates for these reports have been established. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2011, each of the forms were filed timely.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Dr. Ely         2011      --        --         --           --          --                --             --            --
Steinberg (1)   2010      --        --         --           --          --                --             --            --

Dr. Jacob       2011      --        --         --           --          --                --             --            --
Bar-Ilan (2)    2010      --        --         --           --          --                --             --            --

----------
(1) President and Director since December 13, 2007. Professional fees of $3,500 and $4,640 paid as a Director in 2011 and 2010, respectively.
(2) Secretary, Treasurer and Director since December 13, 2007. Professional fees of $3,500 and $4,640 paid as a Director in 2011 and 2010, respectively.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for development stage companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with either of its two officers and directors, Dr. Dr. Ely Steinberg and Dr. Jacob Bar-Ilan.

DIRECTOR COMPENSATION

The following table sets forth director compensation for the years ended December 31, 2011 and 2010:

                           Fees                               Non-Equity      Nonqualified
   Name and               Earned                              Incentive         Deferred
  Principal                 in         Stock      Option        Plan          Compensation      All Other
  Position      Year      Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
  --------      ----      -------     ---------  ---------  ---------------    -----------    ---------------   --------
Dr. Ely         2011      3,500         --          --           --                --              --            3,500
Steinberg       2010      4,640         --          --           --                --              --            4,640

Dr. Jacob       2011      3,500         --          --           --                --              --            3,500
Bar-Ilan        2010      4,640         --          --           --                --              --            4,640

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table lists, as of December 31, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and
(iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 8,475,500 shares of our common stock issued and outstanding as of December 31, 2011. We do not have any outstanding warrants, options or other securities exercisable for or convertible into shares of our common stock.

                    Name and Address             Number of          Percentage
Title of             of Beneficial              Shares Owned         of Class
 Class                 Owner (1)                Beneficially          Owned
 -----                 ---------                ------------          -----
Common Stock       Dr. Dr. Ely Steinberg,         2,500,000           29.5%
                   President and Director

Common Stock       Dr. Jacob Bar-Ilan,            2,500,000           29.5%
                   Treasurer, Secretary and
                   Director

Common Stock       All officers and directors     5,000,000           59.0%
                   as a group (2 persons)

----------
1) Unless otherwise noted, the address of each person or entity listed is c/o Conex MD, Inc., P.O. Box 929 Ra'anana Israel 43108.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Our determination of independence of directors is made using the definition of "independent director" contained in Rule 4200(a) (15) of the Marketplace Rules of the NASDAQ Stock Market ("NASDAQ"), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of "independent" as within the meaning of such rules as a result of their current positions as our executive officers.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to stock a Subscription Agreement dated December 13, 2007, we offered and sold 2,500,000 shares of our common stock to Dr. Ely Steinberg our President and a Director, at a purchase price of $0.0001 per share, for aggregate proceeds of $250.

Pursuant to stock a Subscription Agreement dated December 13, 2007, we offered and sold 2,500,000 shares of our common stock to Dr. Jacob Bar-Ilan our Secretary, Treasurer and a Director, at a purchase price of $0.0001 per share, for aggregate proceeds of $250.

Our two officers and directors, Dr. Steinberg and Dr. Bar-Ilan, provide consulting services to the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2011 and 2010 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

                                                 Year Ended         Year Ended
                                                December 31,       December 31,
                                                    2011               2010
                                                   ------             ------
Audit Fees and Audit Related Fees                  $5,432             $2,500
Tax Fees                                               --                 --
All Other Fees                                         --                 --
                                                   ------             ------

TOTAL                                              $5,432             $2,500
                                                   ======             ======

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

PRE APPROVAL POLICIES AND PROCEDURES

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

                                          CONEX MD, INC.


Date: March 20, 2012                      By: /s/ Dr. Ely Steinberg
                                              ----------------------------------
                                              Dr. Ely Steinberg,
                                              President and Director
                                              (Principal Executive Officer)