Form 10-Q
period 2012-03-31
Conex MD Inc
filed 2012-05-14
CIK 1509879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 30, 2012, the Company had outstanding 8,475,500 shares of common stock, par value $0.0001.

                                TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

     Item 1.  Condensed Financial Statements.................................. 3

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......12

     Item 4.  Controls and Procedures.........................................12

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................12

     Item 1A. Risk Factors....................................................12

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....12

     Item 3.  Defaults Upon Senior Securities.................................12

     Item 4.  Mine Safety Disclosures.........................................12

     Item 5.  Other Information...............................................13

     Item 6.  Exhibits........................................................13

SIGNATURES....................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CONEX MD, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                         March 31,         December 31,
                                                                           2012               2011
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
                                     ASSETS

Current Assets:
  Cash                                                                   $  7,810           $  6,971
  Prepaid expenses                                                            750              1,000
                                                                         --------           --------
      Total current assets                                                  8,560              7,971
                                                                         --------           --------

      Total assets                                                       $  8,560           $  7,971
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                                       $  5,441           $    876
  Note payable, including accrued interest of $83                          10,083                 --
                                                                         --------           --------
      Total current liabilities                                            15,524                876
                                                                         --------           --------
Stockholders' Equity (Deficit):
  Preferred stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued or outstanding                          --                 --
  Common stock, 100,000,000 shares authorized,
   par value $0.0001, 8,475,500 shares issued and outstanding                 848                848
  Additional paid in capital                                               69,162             69,162
  Deficit accumulated during the development stage                        (76,974)           (62,915)
                                                                         --------           --------
      Total stockholders' equity (deficit)                                 (6,964)             7,095
                                                                         --------           --------

      Total liabilities and stockholders' equity (deficit)               $  8,560           $  7,971
                                                                         ========           ========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                              Three Months Ended           December 13, 2007
                                                   March 31,                 (Inception) to
                                         -----------------------------          March 31,
                                            2012               2011               2012
                                         ----------         ----------         ----------
Revenue                                  $       --         $       --         $       --

General and Administrative expenses          14,059             12,251             75,039
                                         ----------         ----------         ----------

Operating loss                              (14,059)           (12,251)           (75,039)
                                         ----------         ----------         ----------

Foreign currency loss                            --                 --             (1,935)
                                         ----------         ----------         ----------

Loss before income taxes                    (14,059)           (12,251)           (76,974)

Provision for Income Taxes                       --                 --                 --
                                         ----------         ----------         ----------

Net loss                                 $  (14,059)        $  (12,251)        $  (76,974)
                                         ==========         ==========         ==========
Basic and Diluted
  Loss Per Common Share                           a                  a
                                         ==========         ==========
Weighted Average Number of
 Common Shares Outstanding                8,475,500          8,475,500
                                         ==========         ==========

----------
a = less than $.01 per share


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                               Deficit
                                                                                             Accumulated
                                                     Common Stock             Additional     During the          Total
                                                ---------------------          Paid in       Development      Stockholders'
                                                Shares         Amount          Capital          Stage            Equity
                                                ------         ------          -------          -----            ------
BALANCES - DECEMBER 13, 2007 (INCEPTION)              --      $      --       $      --       $      --         $      --

Common stock issued  to directors for cash
 on December 13, 2007 ($0.0001)                5,000,000            500              --              --               500
                                               ---------      ---------       ---------       ---------         ---------
BALANCE DECEMBER 31, 2008                      5,000,000            500              --              --               500

Net income for the year                               --             --              --           1,815             1,815
                                               ---------      ---------       ---------       ---------         ---------
BALANCE DECEMBER 31, 2009                      5,000,000            500              --           1,815             2,315

Common stock issued for cash received in
 2009 ($0.02)                                    215,000             22           4,278              --             4,300
Common stock issued for cash ($0.02)           3,260,500            326          64,884              --            65,210
Net loss for the year                                 --             --              --         (13,246)          (13,246)
                                               ---------      ---------       ---------       ---------         ---------
BALANCE DECEMBER 31, 2010                      8,475,500            848          69,162         (11,431)           58,579

Net loss for the year                                 --             --              --         (51,484)          (51,484)
                                               ---------      ---------       ---------       ---------         ---------
BALANCE DECEMBER 31, 2011                      8,475,500      $     848       $  69,162       $ (62,915)        $   7,095

Net loss for the quarter                              --             --              --         (14,059)          (14,059)
                                               ---------      ---------       ---------       ---------         ---------

BALANCE MARCH 31, 2012                         8,475,500      $     848       $  69,162       $ (76,974)        $  (6,964)
                                               =========      =========       =========       =========         =========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                          Three Months Ended           December 13, 2007
                                                               March 31,                 (Inception) to
                                                     -----------------------------          March 31,
                                                        2012               2011               2012
                                                      --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                            $(14,059)          $(12,251)          $(76,974)
  Adjustments to reconcile net loss to
   cash used in in operating activities:
     Accrued interest on note payable                       83                 --                 83
     (Increase) decrease in prepaid expenses               250                 --               (750)
     Increase in accounts payable                        4,565              2,767              5,441
                                                      --------           --------           --------
          Net cash used in operating activities         (9,161)            (9,484)           (72,200)
                                                      --------           --------           --------
FINANCING ACTIVITIES:
  Proceds from issuance of note payable                 10,000                 --             10,000
  Proceeds from common stock subscriptions                  --                 --             70,010
                                                      --------           --------           --------
          Cash provided by financing activities         10,000                 --             80,010
                                                      --------           --------           --------

Net Increase (Decrease) in Cash                            839             (9,484)             7,810

Cash, Beginning of Period                                6,971             58,579                 --
                                                      --------           --------           --------

Cash, End of Period                                   $  7,810           $ 49,095           $  7,810
                                                      ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                            $     --           $     --           $     --
                                                      ========           ========           ========
  Income taxes                                        $     --           $     --           $     --
                                                      ========           ========           ========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                   Notes to the Condensed Financial Statements
                        Three Months Ended March 31, 2012


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated under the laws of the state of Nevada on December 13, 2007. The Company has limited operations, is considered a development stage company and has not yet realized any revenues from its planned operations.

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

In the opinion of management, the accompanying unaudited condensed financial statements of Conex MD, Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2012 and its results of operations and cash flows for the three months ended March 31, 2012 and 2011 and for the period from December 13, 2007 (inception) through March 31, 2012. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and note payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company's tax years ended December 31, 2009, 2010 and 2011 remain subject to examination by Federal and state jurisdictions. The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. As of March 31, 2012 and December 31, 2011, the Company had no accrued interest or penalties.

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

NOTE 3. NOTE PAYABLE

On March 1, 2012, the Company issued a promissory note in the amount of $10,000, the proceeds from which were used to pay professional fees related to the Company's publicly traded status. The promissory note accrues interest at an annual rate of 10% and the principal and unpaid interest are due on March 1, 2013.

NOTE 4. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through March 31, 2012, the Company has not generated taxable income and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $77,000 and will expire 20 years from the date the loss was incurred.

NOTE 5. STOCKHOLDER'S EQUITY

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

NOTE 6. RELATED PARTY TRANSACTIONS

On December 13, 2007, the Company issued 2,500,000 common shares to each of its Directors for cash consideration of $0.0001 per share.

During the year ended December 31, 2010, the Company paid two members of its board of directors professional fees totaling $9,280.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from December 13, 2007 (inception) to March 31, 2012, of $76,974. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GENERAL

The following discussion and analysis should be read in conjunction with our audited financial statements and related footnotes for the year ended December 31, 2011 included in our Form 10K filed with the Securities and Exchange Commission on March 20, 2012. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

Conex MD, Inc. was incorporated on December 13, 2007, under the laws of the State of Nevada. We are a development stage company formed for the purpose of providing specialized healthcare staffing to small and medium sized businesses. We recruit healthcare professionals on assignments of varied duration and in permanent positions with clients in the United States.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012 we had $8,560 in current assets (consisting of cash of $7,810 and prepaid expenses of $750), current liabilities of $15,524 (consisting of accounts payable of $5,411 and a note payable of $10,083) and a working capital deficit of $6,964.

During the period from December 13, 2007 (inception) to March 31, 2012 we used $72,200 of cash in operations and received net cash of $80,010 from financing activities comprised of $70,010 of proceeds from the sale of our equity securities less offering costs and $10,000 from the issuance of a note payable.

During the three months ended March 31, 2012 and 2011 we used cash of $9,161 and $9,484 in operations, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

OPERATING EXPENSES

The Company's operating expenses increased by $1,808 from $12,251 for the three months ended March 31, 2011 to $14,059 for the three months ended March 31, 2012. The Company's operating expenses for 2012 consisted of professional fees related to the Company's publicly traded status of $9,020, $4,815 of professional fees related to the filing of the Company's Form 10K for the year ended December 31, 2011, bank service charges of $141, and $83 of interest on the note payable issued during 2012. The Company's operating expenses for 2011 consisted of professional fees related to the filing of a registration statement with the SEC of $9,115, consulting fees related to the development of the business of $1,770, website development costs of $600, a transfer agent set up fee of $500, and bank service charges of $266.

GOING CONCERN

We have incurred net losses of $76,974 from our inception on December 13, 2007 to March 31, 2012 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2011 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2012, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

                                        CONEX MD, INC.


Date: May 14, 2012                      By: /s/ Dr. Ely Steinberg
                                            ------------------------------------
                                            Dr. Ely Steinberg,
                                            President and Director
                                            (Principal Executive Officer)


                                        CONEX MD, INC.


Date: May 14, 2012                      By: /s/ Dr. Jacob Bar-Ilan
                                            ------------------------------------
                                            Dr. Jacob Bar-Ilan,
                                            Secretary, Treasurer and Director
                                            (Principal Accounting Officer and
                                            Principal Financial Officer)