Form 10-Q
period 2012-06-30
Conex MD Inc
filed 2012-08-08
CIK 1509879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 8, 2012, the Company had outstanding 8,475,500 shares of common stock, par value $0.0001.

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

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................12

     Item 1A. Risk Factors....................................................12

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....12

     Item 3.  Defaults Upon Senior Securities.................................13

     Item 4.  Mine Safety Disclosures.........................................13

     Item 5.  Other Information...............................................13

     Item 6.  Exhibits........................................................13

SIGNATURES....................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CONEX MD, INC.
                    (A Development Stage Company)
                       Condensed Balance Sheets

                                                                         June 30,          December 31,
                                                                           2012               2011
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
                                     ASSETS

Current Assets:
  Cash                                                                   $  3,745           $  6,971
  Prepaid expenses                                                            500              1,000
                                                                         --------           --------
      Total current assets                                                  4,245              7,971
                                                                         --------           --------

      Total assets                                                       $  4,245           $  7,971
                                                                         ========           ========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                                       $  9,117           $    876
  Note payable, including accrued interest of $332                         10,332                 --
                                                                         --------           --------
      Total current liabilities                                            19,449                876
                                                                         --------           --------
Stockholders' Equity (Deficit):
  Preferred stock, 50,000,000 shares authorized, par value $0.0001,
   no shares issued or outstanding                                             --                 --
  Common stock, 100,000,000 shares authorized, par value $0.0001,
   8,475,500 shares issued and outstanding                                    848                848
  Additional paid in capital                                               69,162             69,162
  Deficit accumulated during the development stage                        (85,214)           (62,915)
                                                                         --------           --------
      Total stockholders' equity (deficit)                                (15,204)             7,095
                                                                         --------           --------

      Total liabilities and stockholders' equity (deficit)               $  4,245           $  7,971
                                                                         ========           ========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                             Three Months Ended               Six Months Ended         December 13, 2007
                                                  June 30,                        June 30,              (Inception) to
                                         --------------------------      --------------------------        June 30,
                                            2012            2011            2012            2011             2012
                                         ----------      ----------      ----------      ----------       ----------
Revenue                                  $       --      $       --      $       --      $       --       $       --

General and Administrative Expenses           7,991          22,036          21,967          34,287           82,947
                                         ----------      ----------      ----------      ----------       ----------
Operating loss                               (7,991)        (22,036)        (21,967)        (34,287)         (82,947)
                                         ----------      ----------      ----------      ----------       ----------

Interest Expense                               (249)             --            (332)             --             (332)
Foreign Currency Loss                            --              --              --              --           (1,935)
                                         ----------      ----------      ----------      ----------       ----------
Loss before income taxes                     (8,240)        (22,036)        (22,299)        (34,287)         (85,214)

Provision for Income Taxes                       --              --              --              --               --
                                         ----------      ----------      ----------      ----------       ----------

Net loss                                 $   (8,240)     $  (22,036)     $  (22,299)     $  (34,287)      $  (85,214)
                                         ==========      ==========      ==========      ==========       ==========
Basic and Diluted
  Loss Per Common Share                           a               a               a               a
                                         ==========      ==========      ==========      ==========
  Weighted Average Number of
   Common Shares Outstanding              8,475,500       5,000,000       8,475,500       5,000,000
                                         ==========      ==========      ==========      ==========

----------
a = less than $.01 per share


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                                            Deficit
                                                                                          Accumulated
                                                     Common Stock          Additional     During the        Total
                                                ---------------------       Paid in       Development    Stockholders'
                                                Shares         Amount       Capital          Stage          Equity
                                                ------         ------       -------          -----          ------
BALANCES - DECEMBER 13, 2007 (INCEPTION)              --      $      --    $      --       $      --       $      --

Common stock issued  to directors for cash
 on December 13, 2007 ($0.0001)                5,000,000            500           --              --             500
                                               ---------      ---------    ---------       ---------       ---------
BALANCE DECEMBER 31, 2008                      5,000,000            500           --              --             500

Net income for the year                               --             --           --           1,815           1,815
                                               ---------      ---------    ---------       ---------       ---------
BALANCE DECEMBER 31, 2009                      5,000,000            500           --           1,815           2,315

Common stock issued for cash received in
 2009 ($0.02)                                    215,000             22        4,278              --           4,300
Common stock issued for cash ($0.02)           3,260,500            326       64,884              --          65,210
Net loss for the year                                 --             --           --         (13,246)        (13,246)
                                               ---------      ---------    ---------       ---------       ---------
BALANCE DECEMBER 31, 2010                      8,475,500            848       69,162         (11,431)         58,579

Net loss for the year                                 --             --           --         (51,484)        (51,484)
                                               ---------      ---------    ---------       ---------       ---------
BALANCE DECEMBER 31, 2011                      8,475,500            848       69,162         (62,915)          7,095

Net loss for the six months ended
 June 30, 2012                                        --             --           --         (22,299)        (22,299)
                                               ---------      ---------    ---------       ---------       ---------

BALANCE JUNE 30, 2012                          8,475,500      $     848    $  69,162       $ (85,214)      $ (15,204)
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

                                 CONEX MD, INC.
                          (A Development Stage Company)
                        Condensed Statements of Cashflows
                                   (Unaudited)

                                                             Six Months Ended            December 13, 2007
                                                                 June 30,                  (Inception) to
                                                        ---------------------------           June 30,
                                                          2012               2011               2012
                                                        --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                              $(22,299)          $(34,287)          $(85,214)
  Adjustments to reconcile net loss to cash
   used in in operating activities:
     Accrued interest on note payable                        332                 --                332
     (Increase) decrease in prepaid expenses                 500                 --               (500)
     Increase in accounts payable                          8,241              4,034              9,117
                                                        --------           --------           --------
          Net cash used in operating activities          (13,226)           (30,253)           (76,265)
                                                        --------           --------           --------
FINANCING ACTIVITIES:
  Proceds from issuance of note payable                   10,000                 --             10,000
  Proceeds from common stock subscriptions                    --                 --             70,010
                                                        --------           --------           --------
          Cash provided by financing activities           10,000                 --             80,010
                                                        --------           --------           --------

Net Increase (Decrease) in Cash                           (3,226)           (30,253)             3,745

Cash, Beginning of Period                                  6,971             58,579                 --
                                                        --------           --------           --------

Cash, End of Period                                     $  3,745           $ 28,326           $  3,745
                                                        ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                              $     --           $     --           $     --
                                                        ========           ========           ========
  Income taxes                                          $     --           $     --           $     --
                                                        ========           ========           ========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                   Notes to the Condensed Financial Statements
                           Quarter Ended June 30, 2012


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

In the opinion of management, the accompanying unaudited condensed financial statements of Conex MD, Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2012 and its results of operations and cash flows for the three and six months ended June 30, 2012 and 2011 and for the period from December 13, 2007 (inception) through June 30, 2012. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company's tax years ended December 31, 2009, 2010 and 2011 remain subject to examination by Federal and state jurisdictions. The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. As of June 30, 2012 and December 31, 2011, the Company had no accrued interest or penalties.

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

NOTE 4. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through June 30, 2012, the Company has not generated taxable income and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $85,000 and will expire 20 years from the date the loss was incurred.

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

ISSUED AND OUTSTANDING

On December 13, 2007, the Company issued 2,500,000 common shares to each of its two Directors for cash consideration of $0.0001 per share.

Since inception (December 13, 2007) to October 31, 2010, the Company accepted subscriptions for 3,475,500 shares of common stock from 36 investors pursuant to a series of private placement transactions which closed on July 1, 2010. The private placements were not subject to any minimum investment, and were priced at $0.02 per share, for aggregate gross proceeds of approximately $69,510.

NOTE 6. RELATED PARTY TRANSACTIONS

On December 13, 2007, the Company issued 2,500,000 common shares to each of its two Directors for cash consideration of $0.0001 per share.

During the year ended December 31, 2010, the Company paid its two members of its board of directors professional fees totaling $9,280.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from December 13, 2007 (inception) to June 30, 2012, of $85,214. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 8. SUBSEQUENT EVENT

In July 2012, the Company issued a $12,000 promissory note to a third party investor. The note accrues interest at an annual rate of 10% and matures one year from the date of issuance. The proceeds from the note will be used for working capital purposes.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012 we had $4,245 in current assets (consisting of cash of $3,745 and prepaid expenses of $500), current liabilities of $19,449 (consisting of accounts payable of $9,117 and a note payable of $10,332) and a working capital deficit of $15,204.

During the period from December 13, 2007 (inception) to June 30, 2012 we used $76,265 of cash in operations and received net cash of $80,010 from financing activities comprised of $70,010 of proceeds from the sale of our equity securities and $10,000 from the issuance of a note payable.

During the six months ended June 30, 2012 and 2011 we used cash of $13,226 and $30,253 in operations, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

OPERATING EXPENSES

The Company's operating expenses decreased by $12,817 from $22,036 for the three months ended June 30, 2011 to $8,240 for the three months ended June 30, 2012. The Company's operating expenses for 2012 consisted of professional fees related to the Company's filing of reports with the SEC for the quarter ended March 31, 2012 of $7,832, transfer agent fees of $95, bank service charges of $64, and $249 of interest on the note payable issued during 2012. The Company's operating expenses for the three months ended June 30, 2011consisted of professional fees related to the filing of an amended registration statement with the SEC of $5,360, cost related to the filing of our March 2011quarterly report with the SEC of $2,880, $10,000 of consulting services related to various matters concerning the Company's publicly company status, website development and programming costs of $3,100, and $696 for income tax return preparation and filing of ownership reports with the SEC.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

OPERATING EXPENSES

The Company's operating expenses decreased by $11,988 from $34,287 for the six months ended June 30, 2011 to $22,299 for the six months ended June 30, 2012. The Company's operating expenses for 2012 consisted of professional fees related to the Company's publicly traded status of $9,020, professional fees related to filing of reports with the SEC of $12,361, transfer agent fees of $380, bank service charges of $205, and $332 of interest on the note payable issued during 2012. The Company's operating expenses for the six months ended June 30, 2011consisted of professional fees related to the filing of a registration statement with the SEC of $14,475, cost related to the filing of our March 2011 quarterly report with the SEC of $2,880, $10,000 of consulting services related to various matters concerning the Company's publicly company status, website development and programming costs of $5,417, and $1,515 for income tax return preparation, filing of ownership reports with the SEC, and transfer agent fees.

GOING CONCERN

We have incurred net losses of $85,214 from our inception on December 13, 2007 to June 30, 2012 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2011 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2012, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        CONEX MD, INC.


Date: August 8, 2012                    By: /s/ Dr. Ely Steinberg
                                            ------------------------------------
                                            Dr. Ely Steinberg,
                                            President and Director
                                            (Principal Executive Officer)


                                        CONEX MD, INC.


Date: August 8, 2012                    By: /s/ Dr. Jacob Bar-Ilan
                                            ------------------------------------
                                            Dr. Jacob Bar-Ilan,
                                            Secretary, Treasurer and Director
                                            (Principal Accounting Officer and
                                            Principal Financial Officer)