Form 10-Q
period 2012-09-30
Conex MD Inc
filed 2012-11-14
CIK 1509879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended September 30, 2012

[ ] Transition report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the transition period from _______ to _______.

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 13, 2012, the Company had outstanding 8,475,500 shares of common stock, par value $0.0001.

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION................................................ 3

Item 1.  Condensed Financial Statements....................................... 3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........12

Item 4.  Controls and Procedures..............................................12

PART II - OTHER INFORMATION...................................................12

Item 1.  Legal Proceedings....................................................12

Item 1A. Risk Factors.........................................................12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........12

Item 3.  Defaults Upon Senior Securities......................................12

Item 4.  Mine Safety Disclosures..............................................12

Item 5.  Other Information....................................................13

Item 6.  Exhibits.............................................................13

SIGNATURES....................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CONEX MD, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                            September 30,        December 31,
                                                                                2012                 2011
                                                                             ----------           ----------
                                                                             (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                       $      575           $    6,971
  Prepaid expense                                                                   250                1,000
                                                                             ----------           ----------
      TOTAL CURRENT ASSETS                                                          825                7,971
                                                                             ----------           ----------

      TOTAL ASSETS                                                           $      825           $    7,971
                                                                             ==========           ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                           $    8,902           $      876
  Notes payable                                                                  22,831                   --
                                                                             ----------           ----------
      TOTAL CURRENT LIABILITIES                                                  31,733                  876
                                                                             ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, 50,000,000 shares authorized, par value $0.0001,
   no shares issued or outstanding                                                   --                   --
  Common stock, 100,000,000 shares authorized, par value $0.0001,
   8,475,500 shares issued and outstanding                                          848                  848
  Additional paid in capital                                                     69,162               69,162
  Deficit accumulated during the development stage                             (100,918)             (62,915)
                                                                             ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (30,908)               7,095
                                                                             ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $      825           $    7,971
                                                                             ==========           ==========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                           Three Months Ended                Nine Months Ended         December 13, 2007
                                              September 30,                     September 30,           (Inception) to
                                       ---------------------------       ---------------------------     September 30,
                                          2012             2011             2012             2011             2012
                                       ----------       ----------       ----------       ----------       ----------
REVENUE                                $       --       $       --       $       --       $       --       $       --
                                       ----------       ----------       ----------       ----------       ----------

GENERAL AND ADMINISTRATIVE EXPENSES        15,205           12,703           37,172           46,989           98,152
                                       ----------       ----------       ----------       ----------       ----------

OPERATING LOSS                            (15,205)         (12,703)         (37,172)         (46,989)         (98,152)
                                       ----------       ----------       ----------       ----------       ----------

Interest Expense                             (499)              --             (831)              --             (831)
Foreign Currency Loss                          --               --               --               --           (1,935)
                                       ----------       ----------       ----------       ----------       ----------

Loss before income taxes                  (15,704)         (12,703)         (38,003)         (46,989)        (100,918)
Provision for Income Taxes                     --               --               --               --               --
                                       ----------       ----------       ----------       ----------       ----------

NET LOSS                               $  (15,704)      $  (12,703)      $  (38,003)      $  (46,989)      $ (100,918)
                                       ==========       ==========       ==========       ==========       ==========
BASIC AND DILUTED
  Loss Per Common Share                         a                a                a                a
                                       ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              8,475,500        8,475,500        8,475,500        8,475,500
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

                                 CONEX MD, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                                         Deficit
                                                                                       Accumulated      Total
                                                    Common Stock         Additional    During the    Stockholders'
                                               ---------------------       Paid in     Development      Equity
                                               Shares         Amount       Capital        Stage        (Deficit)
                                               ------         ------       -------        -----        ---------
BALANCES - DECEMBER 13, 2007 (INCEPTION)             --       $   --       $    --      $      --       $     --

Common stock issued  to directors
 for cash on  December 13, 2007 ($0.0001)     5,000,000          500            --             --            500
                                              ---------       ------       -------      ---------       --------
BALANCE DECEMBER 31, 2008                     5,000,000          500            --             --            500

Net income for the year                              --           --            --          1,815          1,815
                                              ---------       ------       -------      ---------       --------
BALANCE DECEMBER 31, 2009                     5,000,000          500            --          1,815          2,315

Common stock issued for cash
 received in 2009 ($0.02)                       215,000           22         4,278             --          4,300

Common stock issued for cash ($0.02)          3,260,500          326        64,884             --         65,210

Net loss for the year                                --           --            --        (13,246)       (13,246)
                                              ---------       ------       -------      ---------       --------
BALANCE DECEMBER 31, 2010                     8,475,500          848        69,162        (11,431)        58,579

Net loss for the year                                --           --            --        (51,484)       (51,484)
                                              ---------       ------       -------      ---------       --------
BALANCE DECEMBER 31, 2011                     8,475,500          848        69,162        (62,915)         7,095

Net loss for the nine months
 ended September 30, 2012                            --           --            --        (38,003)       (38,003)
                                              ---------       ------       -------      ---------       --------

BALANCE SEPTEMBER 30, 2012                    8,475,500       $  848       $69,162      $(100,918)      $(30,908)
                                              =========       ======       =======      =========       ========


          See accompanying notes to the condensed financial statements.

                                 CONEX MD, INC.
                          (A Development Stage Company)
                        Condensed Statements of Cashflows
                                   (Unaudited)

                                                                     Nine Months Ended             December 13, 2007
                                                                       September 30,                 (Inception) to
                                                             -------------------------------          September 30,
                                                                2012                 2011                 2012
                                                             ----------           ----------           ----------
OPERATING ACTIVITIES:
  Net loss                                                   $  (38,003)          $  (46,989)          $ (100,918)
  Adjustments to reconcile net loss to cash used in
   in operating activities:
     Note payable issued for professional services               12,000                   --               12,000
     Accrued interest on notes payable                              831                   --                  831
     (Increase) decrease in prepaid expenses                        750                   --                 (250)
     Increase in accounts payable                                 8,026                  369                8,902
                                                             ----------           ----------           ----------
           NET CASH USED IN OPERATING ACTIVITIES                (16,396)             (46,620)             (79,435)
                                                             ----------           ----------           ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of note payable                         10,000                   --               10,000
  Proceeds from common stock subscriptions                           --                   --               70,010
                                                             ----------           ----------           ----------
           CASH PROVIDED BY FINANCING ACTIVITIES                 10,000                   --               80,010
                                                             ----------           ----------           ----------
Net Increase (Decrease) in Cash                                  (6,396)             (46,620)                 575
Cash, Beginning of Period                                         6,971               58,579                   --
                                                             ----------           ----------           ----------

CASH, END OF PERIOD                                          $      575           $   11,959           $      575
                                                             ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                   $       --           $       --           $       --
                                                             ==========           ==========           ==========
  Income taxes                                               $       --           $       --           $       --
                                                             ==========           ==========           ==========


          See accompanying notes to the condensed financial statements

                                 CONEX MD, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2012


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

In the opinion of management, the accompanying unaudited condensed financial statements of Conex MD, Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2012 and its results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011 and for the period from December 13, 2007 (inception) through September 30, 2012. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The  carrying  value  of the  Company's  financial  instruments,  consisting  of accounts payable and notes payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company's tax years ended December 31, 2009, 2010 and 2011 remain subject to examination by Federal and state jurisdictions. The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. As of September 30, 2012 and December 31, 2011, the Company had no accrued interest or penalties.

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

NOTE 3. NOTES PAYABLE

On March 1, 2012, the Company issued a promissory note in the amount of $10,000, the proceeds from which were used to pay professional fees related to the Company's publicly traded status. The promissory note accrues interest at an annual rate of 10% and the principal and unpaid interest are due on March 1, 2013. The balance of the note, including accrued interest, was $10,581, as of September 30, 2012.

On July 16, 2012, the Company issued a $12,000 promissory note to a third party investor in return for his payment of DTC Advisory Fees totaling $12,000. The note accrues interest at an annual rate of 10% and matures one year from the date of issuance. The balance of the note, including accrued interest, was $12,250 as of September 30, 2012.

NOTE 4. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through September 30, 2012, the Company has not generated taxable income and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $101,000 and will expire 20 years from the date the loss was incurred.

NOTE 5. STOCKHOLDER'S EQUITY (DEFICIT)

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

During the year ended December 31, 2011, the Company paid its two directors professional fees of $7,024. Since inception (December 13, 2007) to September 30, 2012, the Company has paid its two directors professional fees totaling $16,304.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from December 13, 2007 (inception) to September 30, 2012, of $100,918. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012 we had $825 in current assets (consisting of cash of $575 and prepaid expenses of $250), current liabilities of $31,733 (consisting of accounts payable of $8,902 and notes payable of $22,831) and a working capital deficit of $30,908.

During the period from December 13, 2007 (inception) to September 30, 2012 we used $79,435 of cash in operations and received net cash of $80,010 from financing activities comprised of $70,010 of proceeds from the sale of our equity securities and $10,000 from the issuance of notes payable.

During the nine months ended September 30, 2012 and 2011 we used cash of $16,396 and $46,620 in operations, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

OPERATING EXPENSES

The Company's operating expenses increased by $2,502 from $12,703 for the three months ended September 30, 2011 to $15,205 for the three months ended September 30, 2012. The Company's operating expenses for 2012 consisted of professional fees related to the Company's filing of reports with the SEC for the quarter ended June 30, 2012. The Company's operating expenses for the three months ended September 30, 2011 consisted of professional fees of $4,262, cost related to the filing of our June 2011 quarterly report with the SEC of $2,942, $3,513 of consulting services related to various matters concerning the Company's publicly company status, transfer agent fees of $218,, bank service charges of $268 and website development and programming costs of $1,500.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

OPERATING EXPENSES

The Company's operating expenses decreased by $9,817 from $46,989 for the nine months ended September 30, 2011 to $37,172 for the nine months ended September 30, 2012. The Company's operating expenses for 2012 consisted of professional fees related to the Company's publicly traded status of $23,820, professional fees related to filing of reports with the SEC of $12,691 and transfer agent fees of $661. The Company's operating expenses for the nine months ended September 30, 2011 consisted of professional fees related to the filing of a Form S-1 with the SEC of $14,475, cost related to the filing of periodic reports with the SEC of $7,067, $10,000 of consulting services related to various matters concerning the Company's publicly company status, website development and programming costs of $6,317, consulting fees paid to our two directors of $7,025, and $2,105 of other general and administrative fees.

GOING CONCERN

We have incurred net losses of $100,918 from our inception on December 13, 2007 to September 30, 2012 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2011 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2012, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CONEX MD, INC.


Date: November 13, 2012                    By: /s/ Dr. Ely Steinberg
                                               ---------------------------------
                                               Dr. Ely Steinberg,
                                               President and Director
                                               (Principal Executive Officer)

                                           CONEX MD, INC.


Date: November 13, 2012                    By: /s/ Dr. Jacob Bar-Ilan
                                               ---------------------------------
                                               Dr. Jacob Bar-Ilan,
                                               Secretary, Treasurer and Director
                                               (Principal Accounting Officer and
                                               Principal Financial Officer)