Form 10-K
period 2012-12-31
Conex MD Inc
filed 2013-04-01
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For fiscal year ended December 31, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-171892

CONEX MD, INC.

(Exact name of registrant as specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-261574051 (I.R.S. Employer Identification No.)

P.O. Box 929 Ra'anana ISRAEL 45108

(Address of principal executive offices) (Zip Code)

(972) 57-946-1249

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

As of March 29, 2013, there were 8,475,500 shares of our common stock issued and outstanding.

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

Dr. Ely Steinberg has served as our President and Chief Executive Officer from December 13, 2007, until the current date. Our board of directors is comprised of two persons: Dr. Ely Steinberg and Dr. Jacob Bar-Ilan, our Secretary and Treasurer.

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

All of our healthcare staffing services are currently available and are offered by us on our website www.conexmd.com. We started a preliminary execution of our marketing plan, however we will require additional funds in order to continue offering and providing our healthcare services and to execute our advertising camping.

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

Healthcare staffing represented 14% of the temporary market in 2009, as compared to 11% in 2005. The healthcare industry is expected to generate 3.2 million new wage and salary jobs between 2008 and 2018, largely due to the rapid growth in the aging population. See: http://www.staffingindustry.com/ME2/dirmod.asp?sid=&nm=Corprate+Member+Topics&type=MultiPublishing&mod=PublishingTitles&mid=6EECC0FE471F4CA995CE2A3E9A8E4207&tier=4&id=2BEC258C20C24FC89258AFD0FD370687.

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

Item 4. Mine Safety Disclosure

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the symbol "CXMD.OB"; however, there is no active market for our common stock. As of March __, 2013, the Company had 8,475,500 shares of our common stock issued and outstanding held by 38 holders of record.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends. See the Risk Factor entitled "Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them."

Recent Sales of Unregistered Securities

We have not sold or issued any securities during the fiscal year ended December 31, 2012 without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemption(s) from such registration requirements.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

Lack of Revenues

We have limited operational history. From our inception on December 13, 2007 to December 31, 2012 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses decreased by $11,983, or 23.3%, from $51,484 in 2011 to $40,881 in 2012. Operating expenses in 2012 consisted of professional fees related to the Company’s publicly traded status of $23,820, cost related to the filing of periodic reports with the SEC of $15,020, and $661 of stock transfer agent fees. Operating expenses in 2011 consisted of professional fees related to the filing of a Form S-1 with the SEC of $14,475, cost related to the filing of periodic reports with the SEC of $9,947, $10,000 of consulting services related to various matters concerning the Company’s publicly company status, website development and programming costs of $6,317, consulting fees paid to our two directors of $7,025, $1,150 of stock transfer agent fees, and $2,425 of other general and administrative fees.

Liquidity and Capital Resources

At December 31, 2012, we had total current assets of $575 in cash, total current liabilities of $34,361, and working capital deficit of $33,786.

Historically, we have financed our cash flow and operations from the sale of common stock.  Net cash provided by financing activities was $80,010 from December 13, 2007 (date of inception) to December 31, 2012, consisting of proceeds from the sale of common stock and the issuance of a $10,000 note payable.

During 2012, we used $16,396 in operations, consisting of the operating expenses described above less a $12,000 note payable issued for expenses, $1,380 in accrued interest on notes outstanding, $1,000 decrease in prepaid expenses and a $10,105 increase in accounts payable. During 2011, we used $51,484 in operations, consisting of the operating expenses described above in addition to an increase in prepaid expenses of $1,000, less $876, which remained unpaid and is included in accounts payable as of December 31, 2011.

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

Going Concern

We have incurred net losses since our inception on December 13, 2007 through December 31, 2012 totaling $103,796 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2012 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

We have audited the accompanying balance sheets of Conex MD, Inc.. (a Nevada corporation in the development stage) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011, and from inception (December 13, 2007) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conex MD, Inc.. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and from inception (December 13, 2007) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 20121, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 7 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

March 28, 2013

CONEX MD, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS

Current Assets:
Cash	$575	$6,971
Prepaid expense	—	1,000
Total current assets	575	7,971

Total assets	$575	$7,971

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$10,981	$876
Notes payable	23,380	—
Total current liabilities	34,361	876

Stockholders' Equity (Deficit):
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no
shares issued or outstanding	—	—
Common stock, 100,000,000 shares authorized, par value $0.0001,
8,475,500 shares issued and outstanding	848	848
Additional paid in capital	69,162	69,162
Deficit accumulated during the development stage	(103,796)	(62,915)
Total stockholders' equity (deficit)	(33,786)	7,095

Total liabilities and stockholders' equity (deficit)	$575	$7,971

The accompanying notes are an integral part of these financial statements.

CONEX MD, INC.
(A Development Stage Company)
Statements of Operations

			December 13, 2007
	Year Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012

Revenue	$—	$—	$—

General and Administrative expenses	39,501	51,484	100,483
Operating loss	(39,501)	(51,484)	(100,483)

Interest Expense	(1,380)	—	(1,380)
Foreign Currency Loss	—	—	(1,933)
Loss before income taxes	(40,881)	(51,484)	(103,796)

Provision for Income Taxes	—	—	—

Net loss	$(40,881)	$(51,484)	$(103,796)

Basic and Diluted
Loss Per Common Share	a	a

Weighted Average Number of
Common Shares Outstanding	8,475,500	8,475,500

a = less than $.01 per share

The accompanying notes are an integral part of these financial statements.

CONEX MD, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances - December 13, 2007 (Inception )	—	$—	$—	$—	$—

Common stock issued to directors for cash
on December 13, 2007 ($0.0001)	5,000,000	500	—	—	500
Balance December 31, 2008	5,000,000	500	—	—	500

Net income for the year	—	—	—	1,815	1,815
Balance December 31, 2009	5,000,000	500	—	1,815	2,315

Common stock issued for cash received in
2009 ($0.02)	215,000	22	4,278	—	4,300
Common stock issued for cash ($0.02)	3,260,500	326	64,884	—	65,210
Net loss for the year	—	—	—	(13,246)	(13,246)
Balance December 31, 2010	8,475,500	848	69,162	(11,431)	58,579

Net loss for the year	—	—	—	(51,484)	(51,484)
Balance December 31, 2011	8,475,500	848	69,162	(62,915)	7,095

Net loss for the year	—	—	—	(40,881)	(40,881)
Balance December 31, 2012	8,475,500	$848	$69,162	$(103,796)	$(33,786)

The accompanying notes are an integral part of these financial statements.

CONEX MD, INC.
(A Development Stage Company)
Statements of Cashflows

			December 13, 2007
	Years Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012

OPERATING ACTIVITIES:
Net loss	$(40,881)	$(51,484)	$(103,796)
Adjustments to reconcile net loss to cash used in
in operating activities:
Note payable issued for professional services	12,000	—	12,000
Accrued interest on notes payable	1,380	—	1,380
(Increase) decrease in prepaid expenses	1,000	(1,000)	—
Increase in accounts payable	10,105	876	10,981
Net cash used in operating activities	(16,396)	(51,608)	(79,435)

FINANCING ACTIVITIES:
Proceeds from issuance of note payable	10,000	—	10,000
Proceeds from common stock subscriptions	—	—	70,010
Cash provided by financing activities	10,000	—	80,010

Net Increase (Decrease) in Cash	(6,396)	(51,608)	575

Cash, Beginning of Period	6,971	58,579	—

Cash, End of Period	$575	$6,971	$575

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CONEX MD, INC.

(A Development Stage Company)

 NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Conex MD, Inc. (“the Company”) was incorporated under the laws of the state of Nevada on December 13, 2007. The Company has limited operations, and is considered a development stage company and has not yet realized any revenues from its planned operations.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company’s tax years ended December 31, 2010, 2011 and 2012 remain subject to examination by Federal and state jurisdictions.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2012 or 2011.

Loss per Share

The basic loss per share is calculated by dividing our net income available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. NOTES PAYABLE

On March 1, 2012, the Company issued a promissory note in the amount of $10,000, the proceeds from which were used to pay professional fees related to the Company’s publicly traded status. The promissory note accrues interest at an annual rate of 10% and the principal and unpaid interest are due on March 1, 2013. The balance of the note, including accrued interest, was $10,830, as of December 31, 2012.

On July 16, 2012, the Company issued a $12,000 promissory note to a third party investor in return for his payment of DTC Advisory Fees totaling $12,000. The note accrues interest at an annual rate of 10% and matures one year from the date of issuance. The balance of the note, including accrued interest, was $12,550 as of December 31, 2012.

NOTE 4. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of December 31, 2012, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $100,483 and will expire 20 years from the date the loss was incurred.

As at December 31, 2012, deferred tax assets consisted of the following:

Net operating losses (estimated tax rate 15%)	$15,072
Less: valuation allowance	(15,072)
Net deferred tax asset	$—

NOTE 5. STOCKHOLDERS’ EQUITY (DEFICIT)

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

Issued and Outstanding

For stock-based transactions with employees, issuances are accounted for in accordance with ASC 718, where issuances shall be accounted for based on the fair value of the stock issued. Transactions with other than employee’s, stock issuance are accounted for in accordance with ASC 505, where issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is the more reliable measure.

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

NOTE 6. CONFLICTS OF INTEREST

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 13, 2007) to December 31, 2012, of $103,796. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 8. ADVERTISING COSTS

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2012.

NOTE 9. COINCENTRATION OF CREDIT RISK

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

NOTE 10. RELATED PARTY TRANSACTIONS

On December 13, 2007, the Company issued 2,500,000 common shares to each of its two Directors for cash consideration of $0.0001 per share.

During the year ended December 31, 2010, the Company paid its two members of its board of directors professional fees totaling $9,280.

During the year ended December 31, 2011, and for the period from December 13, 2007 (inception) through December 31, 2012, the Company paid the two members of its board of directors professional fees totaling $7,024 and $16,034, respectively.

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9a. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2012, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

The name, age and position of each of our directors and executive officers are as follows:

Name (1)	Age	Position

Dr. Dr. Ely Steinberg	58	President, and Director

Dr. Jacob Bar-Ilan	54	Treasurer, Secretary and Director

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

Dr. Ely Steinberg

Dr. Ely Steinberg is a co-founder of Conex MD, Inc. with Dr. Jacob Bar-Ilan and has served as our President and a Director since December 13, 2007. Since 1985, Dr. Steinberg has been an Instructor in Orthopaedic Surgery at Tel Aviv University, Israel. 2010, Dr. Steinberg served as Deputy of the Orthopaedic Department, Soyrasky Tel-Aviv Medical Center in Tel Aviv, and from 2008 until 2010, served as Director of that same department. From 2004 until 2008, Dr. Steinberg was a Lecturer at Tel Aviv University, and from 1999 until 2001, he served as Secretary, Postgraduate Course, Orthopaedic Program at Tel Aviv University. From 1975 until 1977, Dr. Steinberg attended the School of Medicine, IMF in Bucharest, Romania, and from 1977 until 1980 he attended Technion, Haifa Medical School of Israel. From 1980 until 1981, Dr. Steinberg completed his residency at Shiba Medical Center of Israel. From 1982 to 1987, Dr. Steinberg attended the Postgraduate School of Medicine of Tel Aviv, receiving a Diploma in Orthopaedics and a Specialization Certificate in 1985. In 1996, Dr. Steinberg completed an AO - Trauma Fellowship at the Hospital of Special Surgery in New York. Dr. Steinberg is a frequent speaker in orthopedics and is the author of numerous publications in his field of practice, co-authoring numerous articles, case reports, papers, abstract and chapters of books. These experiences, qualifications and attributes have led to our conclusion that Dr. Steinberg should be serving as a member of our Board of Directors in light of our business and structure.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Specific due dates for these reports have been established. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2012, each of the forms were filed timely.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Dr. Ely	2012	-	-	-	-	-	-	-	-
Steinberg (1)	2011	-	-	-	-	-	-	-	-

Dr. Jacob	2012	-	-	-	-	-	-	-	-
Bar-Ilan (2)	2011	-	-	-	-	-	-	-	-

(1) President and Director since December 13, 2007. Professional fees of $0 and $3,500 paid as a Director in 2012 and 2011, respectively.

(2) Secretary, Treasurer and Director since December 13, 2007. Professional fees of $0 and $3,500 paid as a Director in 2012 and 2011, respectively.

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

Director Compensation

The following table sets forth director compensation for the years ended December

31, 2012 and 2011:

Name and Principal Position	Year	Fees Earned in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Dr. Ely	2012	-	-	-	-	-	-	-
Steinberg	2011	3,500	-	-	-	-	-	3,500

Dr. Jacob	2012	-	-	-	-	-	-	-
Bar-Ilan	2011	3,500	-	-	-	-	-	3,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table lists, as of December 31, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 8,475,500 shares of our common stock issued and outstanding as of December 31, 2012. We do not have any outstanding warrants, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares Owned Beneficially	Percentage of Class Owned

Common Stock	Dr. Dr. Ely Steinberg, President and Director	2,500,000	29.5%

Common Stock	Dr. Jacob Bar-Ilan, Treasurer, Secretary and Director	2,500,000	29.5%

All officers and directors as a group (2 persons)		5,000,000	59.0%

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

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a) (15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2012 and 2011 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees and Audit Related Fees	$7,900	$5,432
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$7,900	$5,432

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

Item 15. Exhibits, Financial Statement Schedules

Exhibit Description

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1	Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302

31.2	Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302

32.1	Certification Pursuant to 18 U.S.C. ss.1350, Section 906

32.2	Certification Pursuant to 18 U.S.C. ss.1350, Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONEX MD, INC.

Date:April 1, 2013	By:	/s/ Dr. Ely Steinberg
Dr. Ely Steinberg, President and Director (Principal Executive Officer)

