Form 10-Q
period 2013-03-31
Conex MD Inc
filed 2013-05-15
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number 333-171892

CONEX MD, INC.

(Exact name of registrant as specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1574051 (I.R.S. Employer Identification No.)

P.O. Box 929 Ra'anana Israel

45108

(Address of principal executive offices) (Zip Code)

(972) 57-946-1249

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 10, 2013, the Company had outstanding 8,475,500 shares of common stock, par value $0.0001.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$—	$575
Total current assets	—	575

Total assets	$—	$575

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$11,758	$10,981
Officer advance	3,600	—
Notes payable, including accrued interest of $1,930 and $1,380, respectively	23,930	23,380
Total current liabilities	39,288	34,361

Stockholders' Equity (Deficit):
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no
shares issued or outstanding	—	—
Common stock, 100,000,000 shares authorized, par value $0.0001,
8,475,500 shares issued and outstanding	848	848
Additional paid in capital	69,162	69,162
Deficit accumulated during the development stage	(109,298)	(103,796)
Total stockholders' equity (deficit)	(39,288)	(33,786)

Total liabilities and stockholders' equity (deficit)	$—	$575

See accompanying notes to the condensed financial statements.

CONEX MD, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			December 13, 2007
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2013	2012	2013

Revenue	$—	$—	$—

General and Administrative expenses	4,952	14,059	105,435
Operating loss	(4,952)	(14,059)	(105,435)

Interest expense	(550)	—	(1,930)
Foreign currency loss	—	—	(1,933)
Loss before income taxes	(5,502)	(14,059)	(109,298)

Provision for Income Taxes	—	—	—

Net loss	$(5,502)	$(14,059)	$(109,298)

Basic and Diluted
Loss Per Common Share	a	a

Weighted Average Number of
Common Shares Outstanding	8,475,500	8,475,500

a = less than $.01 per share

See accompanying notes to the condensed financial statements.

CONEX MD, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances - December 13, 2007 (Inception)	—	$—	$—	$—	$—

Common stock issued to directors for cash on December 13, 2007 ($0.0001)	5,000,000	500	—	—	500
Balance December 31, 2008	5,000,000	500	—	—	500

Net income for the year	—	—	—	1,815	1,815
Balance December 31, 2009	5,000,000	500	—	1,815	2,315

Common stock issued for cash received in 2009 ($0.02)	215,000	22	4,278	—	4,300
Common stock issued for cash ($0.02)	3,260,500	326	64,884	—	65,210
Net loss for the year	—	—	—	(13,246)	(13,246)
Balance December 31, 2010	8,475,500	848	69,162	(11,431)	58,579

Net loss for the year	—	—	—	(51,484)	(51,484)
Balance December 31, 2011	8,475,500	848	69,162	(62,915)	7,095

Net loss for the year	—	—	—	(40,881)	(40,881)
Balance December 31, 2012	8,475,500	848	69,162	(103,796)	(33,786)

Net loss for the quarter	—	—	—	(5,502)	(5,502)
Balance March 31, 2013	8,475,500	$848	$69,162	$(109,298)	$(39,288)

See accompanying notes to the condensed financial statements.

CONEX MD, INC.
(A Development Stage Company)
Condensed Statements of Cashflows
(Unaudited)
			December 13, 2007
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(5,502)	$(14,059)	$(109,298)
Adjustments to reconcile net loss to cash used in
in operating activities:
Note issued for professional services	—	—	12,000
Accrued interest on note payable	550	83	1,930
Decrease in prepaid expenses	—	250	—
Increase in accounts payable	777	4,565	11,758
Net cash used in operating activities	(4,175)	(9,161)	(83,610)

FINANCING ACTIVITIES:
Proceds from issuance of note payable	—	10,000	10,000
Advance from officer	3,600	—	3,600
Proceeds from common stock subscriptions	—	—	70,010
Cash provided by financing activities	3,600	10,000	83,610

Net Increase (decrease) in Cash	(575)	839	—

Cash, Beginning of Period	575	6,971	—

Cash, End of Period	$—	$7,810	$—

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to the condensed financial statements.

CONEX MD, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

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

In the opinion of management, the accompanying unaudited condensed financial statements of Conex MD, Inc. (the “Company”) contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2013 and its results of operations and cash flows for the three months ended March 31, 2013 and 2012 and for the period from December 13, 2007 (inception) through March 31, 2013. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and note payable approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company’s tax years ended December 31, 2009, 2010, 2011 and 2012 remain subject to examination by Federal and state jurisdictions. The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. As of March 31, 2013 and December 31, 2012, the Company had no accrued interest or penalties.

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

Note  3. Note Payable

On March 1, 2012, the Company issued a promissory note in the amount of $10,000, the proceeds from which were used to pay professional fees related to the Company’s publicly traded status. The promissory note accrues interest at an annual rate of 10% and the principal and unpaid interest were due on March 1, 2013 and remain unpaid as of March 31, 2013. The balance of the note, including accrued interest, was $11,080 as of March 31, 2013.

On July 16, 2012, the Company issued a $12,000 promissory note to a third party investor in return for his payment of DTC Advisory Fees totaling $12,000. The note accrues interest at an annual rate of 10% and matures one year from the date of issuance. The balance of the note, including accrued interest, was $12,850 as of March 31, 2013.

Note  4. Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   Since its inception through March 31, 2012, the Company has not generated taxable income and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $109,000 and will expire 20 years from the date the loss was incurred.

Note  5. Stockholder’s Equity

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

During the three months ended March 31, 2013, an officer of the Company advanced $3,600 to the Company for the payment of professional fees. These amounts remain outstanding as of March 31, 2013, are non-interest bearing and due on demand.

Note  7. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from December 13, 2007 (inception) to March 31, 2013, of $109,298. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

The following discussion and analysis should be read in conjunction with our audited financial statements and related footnotes for the year ended December 31, 2012 included in our Form 10K filed with the Securities and Exchange Commission on April 1, 2013.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

Conex MD, Inc. was incorporated on December 13, 2007, under the laws of the State of Nevada. We are a development stage company formed for the purpose of providing specialized healthcare staffing to small and medium sized businesses. We recruit healthcare professionals on assignments of varied duration and in permanent positions with clients in the United States.

Liquidity and Capital Resources

As of March 31, 2013, we had no assets, current liabilities of $39,288 (consisting of accounts payable of $11,758, officer advance of $3,600 and notes payable of $23,930) and a working capital deficit of $39,288.

During the period from December 13, 2007 (inception) to March 31, 2013 we used $83,610 of cash in operations and received net cash of $83,610 from financing activities comprised of $70,010 of proceeds from the sale of our equity securities less offering costs, $10,000 from the issuance of a note payable, and $3,600 advanced from an officer.

During the three months ended March 31, 2013 and 2012 we used cash of $4,175 and $9,161 in operations, respectively.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Operating Expenses

The Company’s operating expenses decreased by $9,107 from $14,059 for the three months ended March 31, 2012 to $4,952 for the three months ended March 31, 2013. The Company’s operating expenses for 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s 2012 Annual Report of $4,950. The Company’s operating expenses for 2012 consisted of professional fees related to the Company’s publicly traded status of $9,020, $4,815 of professional fees related to the filing of the Company’s Form 10K for the year ended December 31, 2011, and bank service charges of $141.

Going Concern

We have incurred net losses of $109,298 from our inception on December 13, 2007 to March 31, 2013 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2012 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3- Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company knows of no material, existing or pending legal proceedings against it. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company.

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

CONEX MD, INC.

Date: May 15, 2013	By:	/s/ Dr. Ely Steinberg
Dr. Ely Steinberg, President and Director (Principal Executive Officer)

CONEX MD, INC.

Date: May 15, 2013	By:	/s/ Dr. Jacob Bar-Ilan
Dr. Jacob Bar-Ilan, Secretary, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)
14