Form 10-Q
period 2013-06-30
Conex MD Inc
filed 2013-08-14
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[ X ]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]  No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x]

As of August 14, 2013, the Company had outstanding 8,475,500 shares of common stock, par value $0.0001.

CONEX MD, INC.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$—	$575
Total current assets	—	575

Total assets	$—	$575

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$12,473	$10,981
Officer advance	8,250	—
Notes payable, including accrued interest of $2,480 and $1,380, respectively	24,480	23,380
Total current liabilities	45,203	34,361

Stockholders' Deficit:
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no
shares issued or outstanding	—	—
Common stock, 100,000,000 shares authorized, par value $0.0001,
8,475,500 shares issued and outstanding	848	848
Additional paid in capital	69,162	69,162
Deficit accumulated during the development stage	(115,213)	(103,796)
Total stockholders' deficit	(45,203)	(33,786)

Total liabilities and stockholders' deficit	$—	$575

See accompanying notes to the condensed financial statements.

CONEX MD, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					December 13, 2007
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Revenue	$—	$—	$—	$—	$—

General and Administrative expenses	5,365	7,991	10,317	21,967	110,800
Operating loss	(5,365)	(7,991)	(10,317)	(21,967)	(110,800)

Interest expense	(550)	(249)	(1,100)	(332)	(2,480)
Foreign currency loss	—	—	—	—	(1,933)
Loss before income taxes	(5,915)	(8,240)	(11,417)	(22,299)	(115,213)

Provision for Income Taxes	—	—	—	—	—

Net loss	$(5,915)	$(8,240)	$(11,417)	$(22,299)	$(115,213)

Basic and Diluted
Loss Per Common Share	a	a	a	a

Weighted Average Number of
Common Shares Outstanding	8,475,500	8,475,500	8,475,500	8,475,500

a = less than $.01 per share

See accompanying notes to the condensed financial statements.

CONEX MD, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances - December 13, 2007 (Inception)	—	$—	$—	$—	$—

Common stock issued to directors for cash on December 13, 2007 ($0.0001)	5,000,000	500	—	—	500
Balance December 31, 2008	5,000,000	500	—	—	500

Net income for the year	—	—	—	1,815	1,815
Balance December 31, 2009	5,000,000	500	—	1,815	2,315

Common stock issued for cash received in 2009 ($0.02)	215,000	22	4,278	—	4,300
Common stock issued for cash ($0.02)	3,260,500	326	64,884	—	65,210
Net loss for the year	—	—	—	(13,246)	(13,246)
Balance December 31, 2010	8,475,500	848	69,162	(11,431)	58,579

Net loss for the year	—	—	—	(51,484)	(51,484)
Balance December 31, 2011	8,475,500	848	69,162	(62,915)	7,095

Net loss for the year	—	—	—	(40,881)	(40,881)
Balance December 31, 2012	8,475,500	848	69,162	(103,796)	(33,786)

Net loss for the six months ended June 30, 2013	—	—	—	(11,417)	(11,417)
Balance June 30, 2013	8,475,500	$848	$69,162	$(115,213)	$(45,203)

See accompanying notes to the condensed financial statements.

CONEX MD, INC.
(A Development Stage Company)
Condensed Statements of Cashflows
(Unaudited)
			December 13, 2007
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(11,417)	$(22,299)	$(115,213)
Adjustments to reconcile net loss to cash used in
in operating activities:
Note issued for professional services	—	—	12,000
Accrued interest on note payable	1,100	332	2,480
Decrease in prepaid expenses	—	500	—
Increase in accounts payable	1,492	8,241	12,473
Net cash used in operating activities	(8,825)	(13,226)	(88,260)

FINANCING ACTIVITIES:
Proceds from issuance of note payable	—	10,000	10,000
Advance from officer	8,250	—	8,250
Proceeds from common stock subscriptions	—	—	70,010
Cash provided by financing activities	8,250	10,000	88,260

Net Decrease in Cash	(575)	(3,226)	—

Cash, Beginning of Period	575	6,971	—

Cash, End of Period	$—	$3,745	$—

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to the condensed financial statements.

CONEX MD, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

In the opinion of management, the accompanying unaudited condensed financial statements of Conex MD, Inc. (the “Company”) contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2013 and its results of operations and cash flows for the three and six months ended June 30, 2013 and 2012 and for the period from December 13, 2007 (inception) through June 30, 2013. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company’s tax years ended December 31, 2009, 2010, 2011 and 2012 remain subject to examination by Federal and state jurisdictions. The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. As of June 30, 2013 and December 31, 2012, the Company had no accrued interest or penalties.

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

Note  3. Note Payable

On March 1, 2012, the Company issued a promissory note in the amount of $10,000, the proceeds from which were used to pay professional fees related to the Company’s publicly traded status. The promissory note accrues interest at an annual rate of 10% and the principal and unpaid interest were due on March 1, 2013 and remain unpaid as of June 30, 2013. The balance of the note, including accrued interest, was $11,330 as of June 30, 2013.

On July 16, 2012, the Company issued a $12,000 promissory note to a third party investor in return for his payment of DTC Advisory Fees totaling $12,000. The note accrues interest at an annual rate of 10% and matures one year from the date of issuance. The balance of the note, including accrued interest, was $13,150 as of June 30, 2013.

Note  4. Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   Since its inception through June 30, 2013, the Company has not generated taxable income and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $115,000 and will expire 20 years from the date the loss was incurred.

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

During the six months ended June 30, 2013, an officer of the Company advanced $8,250 to the Company for the payment of professional fees. These amounts remain outstanding as of June 30, 2013, are non-interest bearing and due on demand.

Note  7. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from December 13, 2007 (inception) to June 30, 2013, of $115,213. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Liquidity and Capital Resources

As of June 30, 2013, we had no assets, current liabilities of $45,203 (consisting of accounts payable of $12,473, officer advance of $8,250 and notes payable of $24,480) and a working capital deficit of $45,203.

During the period from December 13, 2007 (inception) to June 30, 2013 we used $88,260 of cash in operations and received net cash of $88,260 from financing activities comprised of $70,010 of proceeds from the sale of our equity securities less offering costs, $10,000 from the issuance of a note payable, and $8,250 advanced from an officer.

During the six months ended June 30, 2013 and 2012 we used cash of $8,825 and $13,226 in operations, respectively.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Operating Expenses

The Company’s operating expenses decreased by $2,626 from $7,991 for the three months ended June 30, 2012 to $5,365 for the three months ended June 30, 2013. The Company’s operating expenses for 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s 2012 Annual Report of $5,365. The Company’s operating expenses for 2012 consisted of professional fees related to the Company's filing of reports with the SEC for the quarter ended March 31, 2012 of $7,832, transfer agent fees of $95, and bank service charges of $64.

Comparison of The Six Months Ended June 30, 2013 and 2012

Operating Expenses

The Company's operating expenses decreased by $11,650 from $21,967 for the six months ended June 30, 2012 to $10,317 for the six months ended June 30, 2013. The Company’s operating expenses for 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s 2012 Annual Report of $10,317. The Company's operating expenses for 2012 consisted of professional fees related to the Company's publicly traded status of $9,020, professional fees related to filing of reports with the SEC of $12,361, transfer agent fees of $380, and bank service charges of $205.

Going Concern

We have incurred net losses of $115,213 from our inception on December 13, 2007 to June 30, 2013 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2012 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3- Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CONEX MD, INC.

Date: August 14, 2013	By:	/s/ Dr. Ely Steinberg
Dr. Ely Steinberg, President and Director (Principal Executive Officer)

CONEX MD, INC.

Date: August 14, 2013	By:	/s/ Dr. Jacob Bar-Ilan
Dr. Jacob Bar-Ilan, Secretary, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)
13