Form 10-Q
period 2013-09-30
Conex MD Inc
filed 2013-11-19
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30th, 2013

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number 333-171892

ROI LAND INVESTMENTS LTD.

(f/k/a/ Conex MD Corp.)

(Exact name of registrant as specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1574051 (I.R.S. Employer Identification No.)

825 Lebourgneuf Blvd, Suite 315

Quebec, QUEBEC G2J 0B9

(Address of principal executive offices)

Tel: 1-418-781-2954

(Registrant’s telephone number, including area code)

P.O. Box 929 Ra'anana Israel

45108

(Former Address)

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

As of November 15th, 2013, the Company had outstanding 8,475,500 shares of common stock, par value $0.0001.

ROI LAND INVESTMENTS LTD.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$—	$575
Total current assets	—	575

Total assets	$—	$575

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$9,226	$10,981
Notes payable, including accrued interest of $1,380, as of December 31, 2012	—	23,380
Total current liabilities	9,226	34,361

Stockholders' Deficit:
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no
shares issued or outstanding	—	—
Common stock, 100,000,000 shares authorized, par value $0.0001,
8,475,500 shares issued and outstanding	848	848
Additional paid in capital	109,651	69,162
Deficit accumulated during the development stage	(119,725)	(103,796)
Total stockholders' deficit	(9,226)	(33,786)

Total liabilities and stockholders' deficit	$—	$575

See accompanying notes to the condensed financial statements.

ROI LAND INVESTMENTS LTD.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					December 13, 2007
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenue	$—	$—	$—	$—	$—

General and Administrative expenses	3,962	15,205	14,279	37,172	114,762
Operating loss	(3,962)	(15,205)	(14,279)	(37,172)	(114,762)

Interest expense	(550)	(499)	(1,650)	(831)	(3,030)
Foreign currency loss	—	—	—	—	(1,933)
Loss before income taxes	(4,513)	(15,704)	(15,929)	(38,003)	(119,725)

Provision for Income Taxes	—	—	—	—	—

Net loss	$(4.513)	$(15,704)	$(15,929)	$(38,003)	$(119,725)

Basic and Diluted
Loss Per Common Share	a	a	a	a

Weighted Average Number of
Common Shares Outstanding	8,475,500	8,475,500	8,475,500	8,475,500

a = less than $.01 per share

See accompanying notes to the condensed financial statements.

ROI LAND INVESTMENTS LTD.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances - December 13, 2007 (Inception)	—	$—	$—	$—	$—

Common stock issued to directors for cash on December 13, 2007 ($0.0001)	5,000,000	500	—	—	500
Balance December 31, 2008	5,000,000	500	—	—	500

Net income for the year	—	—	—	1,815	1,815
Balance December 31, 2009	5,000,000	500	—	1,815	2,315

Common stock issued for cash received in 2009 ($0.02)	215,000	22	4,278	—	4,300
Common stock issued for cash ($0.02)	3,260,500	326	64,884	—	65,210
Net loss for the year	—	—	—	(13,246)	(13,246)
Balance December 31, 2010	8,475,500	848	69,162	(11,431)	58,579

Net loss for the year	—	—	—	(51,484)	(51,484)
Balance December 31, 2011	8,475,500	848	69,162	(62,915)	7,095

Net loss for the year	—	—	—	(40,881)	(40,881)
Balance December 31, 2012	8,475,500	848	69,162	(103,796)	(33,786)

Settlement of debt by stockholders
	—	—	40,489	—	40,489
Net loss for the nine months ended September 30, 2013	—	—	—	(15,929)	(15,929)
Balance September 30, 2013	8,475,500	$848	$109,651	$(119,725)	$(9,226)

See accompanying notes to the condensed financial statements.

ROI LAND INVESTMENTS LTD.
(A Development Stage Company)
Condensed Statements of Cashflows
(Unaudited)
			December 13, 2007
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(15.929)	$(38,003)	$(119,725)
Adjustments to reconcile net loss to cash used in
in operating activities:
Note issued for professional services	—	12,000	12,000
Accrued interest on note payable	1,650	831	3,030
Decrease in prepaid expenses	—	750	—
Increase in accounts payable	2,892	8,026	9,226
Net cash used in operating activities	(11,385)	(16,396)	(95,469)

FINANCING ACTIVITIES:
Proceds from issuance of note payable	—	10,000	10,000
Advance from officer	10,810	—	15,459
Proceeds from common stock subscriptions	—	—	70,010
Cash provided by financing activities	10,810	10,000	95,469

Net Decrease in Cash	(575)	(6,396)	—

Cash, Beginning of Period	575	6,971	—

Cash, End of Period	$—	$575	$—

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
SCHEDULE OF NON CASH FINANCING ACTIVITIES:

Payment of accounts payable by stock holders	$7,210	$—	$7,210
Forgiveness of loans	$40,489	$—	$40,489

See accompanying notes to the condensed financial statements.

ROI LAND INVESTMENTS LTD.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

Note 1. Organization and Basis of Presentation

The Company was incorporated under the laws of the state of Nevada on December 13, 2007. The Company has limited operations, is considered a development stage company and has not yet realized any revenues from its planned operations.

ROI Land Investments Ltd. as of September 17th 2013 was a provider of specialized healthcare staffing to small and medium sized businesses. The Company had recruited healthcare professionals on assignments of varied duration and in permanent positions with clients in the United States. The services included hiring administration, information technology, sales and at the executive level.

On September 17th, 2013 Lamar Investment Ltd purchased 5,000,000 shares of restricted stock of Conex Md Inc., representing 59% of the shares in the Company from its two then-current Directors, Dr. Jacob Bar Ilan and Dr. Ely Steinberg for $230,000.00 in cash. Subsequently the Shareholders of the Company voted in the two current Directors, Patrick Bragoli & Sebastien Cliche, as noted in the 8K filed September 25th, 2013. Additionally, on October 28th, 2013, FINRA gave final approval to a name change to ROI Land Investments Ltd and the ticker symbol to the current ROII to better reflect the new direction of the Company.

ROI Land Investments, Ltd now specializes in land development. The Company's new business model consist of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to large residential and commercial building developers.

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

In the opinion of management, the accompanying unaudited condensed financial statements of ROI Land Investments Ltd. (the “Company”) contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2013 and its results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012 and for the period from December 13, 2007 (inception) through September 30, 2013. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company’s tax years ended December 31, 2009, 2010, 2011 and 2012 remain subject to examination by Federal and state jurisdictions. The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. As of September 30, 2013 and December 31, 2012, the Company had no accrued interest or penalties.

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

Note  3. Note Payable

On March 1, 2012, the Company issued a promissory note in the amount of $10,000, the proceeds from which were used to pay professional fees related to the Company’s publicly traded status. The promissory note accrued interest at an annual rate of 10% and the principal and unpaid interest were due on March 1, 2013. In September 30, 2013, the balance of the note was forgiven and recorded as additional paid in capital.

On July 16, 2012, the Company issued a $12,000 promissory note to a third party investor in return for his payment of DTC Advisory Fees totaling $12,000. The note accrued interest at an annual rate of 10% and matured one year from the date of issuance. In September 30, 2013, the balance of the note was forgiven and recorded as additional paid in capital.

Note  4. Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   Since its inception through September 30, 2013, the Company has not generated taxable income and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $119,000 and will expire 20 years from the date the loss was incurred.

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

During the nine months ended September 30, 2013, an officer of the Company advanced $8,250 to the Company for the payment of professional fees. These amounts were forgiven in September 2013and recorded as additional paid in capital.

During the three months ended September 30, 2013, a stockholder paid approximately $7,200 of accounts payable on behalf of the Company. Such amounts were forgiven in September 2013 and recorded as additional paid in capital.

Note  7. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from December 13, 2007 (inception) to September 30th, 2013, of $119,725. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

Note 8. Subsequent Events

On September 17th, 2013 Lamar Investment Ltd purchased 5,000,000 shares of restricted stock of Conex Md Inc., representing 59% of the shares in the Company from its two then-current Directors, Dr. Jacob Bar Ilan and Dr. Ely Steinberg for $230,000.00 in cash. Subsequently the Shareholders of the Company voted in the two current Directors, Patrick Bragoli & Sebastien Cliche, as noted in the 8K filed September 25th, 2013. Additionally, on October 28th, 2013, FINRA gave final approval to a name change to ROI Land Investments Ltd and the ticker symbol to the current ROII to better reflect the new direction of the company.

ROI Land Investments, Ltd now specializes in land development. The Company's new business model consist of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to large residential and commercial building developers.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events ”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements .

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

Overview

ROI Land Investments Ltd. was incorporated on December 13, 2007, under the laws of the State of Nevada. We are a development stage company originally formed for the purpose of providing specialized healthcare staffing to small and medium sized businesses.

On September 17th, 2013 Lamar Investment Ltd purchased 5,000,000 shares of restricted stock of Conex Md Inc., representing 59% of the shares in the Company from its two then-current Directors, Dr. Jacob Bar Ilan and Dr. Ely Steinberg for $230,000.00 in cash. Subsequently the Shareholders of the Company voted in the two current Directors, Patrick Bragoli & Sebastien Cliche, as noted in the 8K filed September 25th, 2013. Additionally, on October 28th, 2013, FINRA gave final approval to a name change to ROI Land Investments Ltd and the ticker symbol to the current ROII to better reflect the new direction of the company.

ROI Land Investments, Ltd now specializes in land development. The Company's new business model consist of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to large residential and commercial building developers.

Liquidity and Capital Resources

As of September 30th, 2013, we had no assets, current liabilities of $9,226 (consisting solely of accounts payable) and a working capital deficit of $9,226.

During the period from December 13, 2007 (inception) to September 30, 2013 we used $95,469 of cash in operations and received net cash of $95,469 from financing activities comprised of $70,010 of proceeds from the sale of our equity securities less offering costs, $10,000 from the issuance of a note payable, and $15,459 advanced from an officer.

During the nine months ended September 30, 2013 and 2012 we used cash of $11,385 and $16,396 in operations, respectively.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

Operating Expenses

The Company’s operating expenses decreased by $11,243 from $15,205 for the three months ended September 30, 2012 to $3,962 for the three months ended September 30, 2013. The Company’s operating expenses for 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s June 2013 quarterly Report of $3,962. The Company’s operating expenses for 2012 consisted of professional fees related to the Company's filing of reports with the SEC.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Operating Expenses

The Company's operating expenses decreased by $22,893 from $37,172 for the nine months ended September 30, 2012 to $14,279 for the nine months ended September 30, 2013. The Company’s operating expenses for 2013 consisted of professional fees related to the Company's publicly traded status and professional fees related to filing of reports with the SEC of $14,279. The Company's operating expenses for 2012 consisted of professional fees related to the Company's publicly traded status and professional fees related to filing of reports with the SEC.

Going Concern

We have incurred net losses of $119,725 from our inception on December 13, 2007 to September 30, 2013 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended December 31, 2012 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ROI LAND INVESTMENTS LTD.

Date: November 18th, 2013	By:	/s/ Patrick Bragoli
Patrick Bragoli, Director (Principal Executive Officer)

ROI LAND INVESTMENTS LTD.

Date: November 18th, 2013	By:	/s/ Patrick Bragoli
Patrick Bragoli, Director (Principal Executive Officer)

