Form 10-Q/A
period 2013-09-30
Conex MD Inc
filed 2013-11-20
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Amendment No. 1)

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

1

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of ROI LAND INVESTMENTS LTD (the “Company”) for the quarter ended September 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 19, 2013. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officers are filed as exhibits hereto.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

2

  PART II. OTHER INFORMATION

Item 6. Exhibits

  Exhibit Description

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302

31.2 *	Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302

32.1 *	Certification Pursuant to 18 U.S.C. ss.1350, Section 906

32.2 *	Certification Pursuant to 18 U.S.C. ss.1350, Section 906

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

*	Provided herewith

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROI LAND INVESTMENTS LTD.

Date: November 20, 2013	By:	/s/ Patrick Bragoli
Patrick Bragoli, Director (Principal Executive Officer)

ROI LAND INVESTMENTS LTD.

Date: November 20, 2013	By:	/s/ Patrick Bragoli
Patrick Bragoli, Director (Principal Executive Officer)

4