Form 10-K
period 2013-12-31
ROI LAND INVESTMENTS LTD
filed 2014-04-14
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-171892

ROI LAND INVESTMENTS LTD.

(f/k/a Conex MD Corp.)

(Exact name of registrant as specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1574051 (I.R.S. Employer Identification No.)

825 Lebourgneuf Blvd, Suite 315

Quebec, QUEBEC G2J 0B9

(Address of principal executive offices)

Tel: 418-781-2954

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

As of April 10, 2014, there were 9,022,071 shares of the Company’s par value $0.0001 common stock issued and outstanding.

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

INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to ROI Land Investments Ltd. The term "fiscal year" refers to our fiscal year ending December 31. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our consolidated financial statements are stated in United States Dollars (US$).

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

Dr. Ely Steinberg has served as our President and Chief Executive Officer from December 13, 2007, until September 17th, 2013, when Lamar Investment Ltd purchased 5,000,000 shares of restricted stock of ROI Land Investments Ltd., representing 59% of the shares in the Company from its two then-current Directors, Dr. Jacob Bar Ilan and Dr. Ely Steinberg for $230,000.00 in cash. Subsequently the Shareholders of the Company appointed the two current Directors, Patrick Bragoli & Sebastien Cliche, as noted in the 8-K filed September 25th, 2013. Additionally, on October 28th, 2013, FINRA gave final approval to a name change to ROI Land Investments Ltd and the ticker symbol to the current ROII to better reflect the new direction of the Company.

ROI Land Investments, Ltd now specializes in land development. The Company's new business model consist of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to large residential and commercial building developers.

On November 15, 2013, the Company organized ROI Dev Canada Inc. (ROI Dev”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI Dev was organized to acquire and manage land acquisitions.

On March 24, 2014, the Company executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. through its wholly owned subsidiary ROI Dev Canada Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport/Cambert Project”. Per the terms of the Agreement, the total cost of the purchase is $5,372,205, of which $272,529 was tendered upon execution as a firm initial deposit, with a second deposit of $4,542,151 to be provided shortly and the final balance of $557,525 due on or before June 1, 2014. The Company’s directors, Patrick Bragoli and Sebastien Cliché, each own 16.67% of 9284-0784 Québec Inc.

General

ROI Land Investments, Ltd. (“ROI”) operates in the land development sub-sector niche of the real estate industry, where its main activity consists of acquiring, zoning and converting raw land into a construction-ready site. The land development process implemented by ROI consists of four phases:

•	Land acquisition - Purchasing land ready for development, in a strategic location and without any prohibited zoning restrictions
•	Permits applications - Executed within the local municipalities to effectuate the legal right for current and future infrastructures development.
•	Infrastructures - Outsourcing to qualified experts of the necessary technical and construction work
•	Profit taking - Final Sale of the licensed, zoned and (by now) subdivided and construction-ready land unit to large regional residential developers

ROI’s mission is to be the leader in Green land development in Quebec by maintaining the utmost respect of the environment, particularly by emphasizing and preserving more green spaces than the local laws require.

Market Opportunity

ROI has developed several compelling reasons for market and industry success:

•	Experienced management team
o	Over 70 years of combined real estate development experience
o	Over 1000 combined lots developed in the past 10 years by the team
o	Strategic network of construction companies, financial institutions and owners of large available land tracts
o	Ability to promptly identify and close land acquisitions
o	Ability to manage complex transactions
•	Prime Location Selection – Quebec first target
o	Value of construction permits – 35% growth over 6 years (2005-11)
o	Number of construction companies – 16% growth over 6 years (2004-10)
o	Median total income – leader in North America and over all national averages
▪	2010 annual – 76.5k (vs Canada - 69.9k, Qc (Prov) – 65.9k, U.S. – 60.6k)
▪	Growth 10yrs – 1.65% (vs Canada – 1.43%, Qc (Prov) – 1.46%, U.S. – 0.82%)
o	Population growth – 2003-11
▪	6.45% (vs Canada – 4.46%, Qc (Prov) – 5.87%, U.S. – 6.33%, E.U. – 2.78%)
o	Unemployment rate- as of March 2013
▪	4.4% (vs Canada – 7.1%, Qc (Prov) – 7.4%, U.S. – 7.6%, E.U. – 10.9%)
▪	Trend from 1996-2013 – 10.8% to 4.4%

Compliance with Government Regulation

By definition, the development of the Company’s projects is, and will continue to be subject to various domestic, state, local, and/or federal laws and zoning regulations. Such laws and regulations are subject to legislative or administrative change at any time. Any changes in such laws and regulations may have material adverse effects on the Company’s sales, cash flow and cash position. The Company will be required to comply with all various regulations. There is no assurance that the Company will be able to comply with all applicable laws and regulations. Non-compliance may result in fines, sanctions and termination of the company’s business in some localities; all of which will have material adverse effects on the Company’s sales, cash flow and cash position. The Company’s business is and will continue to be subject to various state, local and federal regulations. Such regulations may adversely affect the Company’s operations and business model, and in particular, increase its operating expenses. Such regulation may result in substantial costs for the Company. Furthermore, such regulations may be changed from time to time. The Company does not and will not have any material control over the probability of occurrence of any of the aforesaid events and changes.

Intellectual Property

We have not filed for any protection of our name or “mark” and we do currently possess any intellectual property.

Employees

We currently have no full time employees.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 825 LeBourgneuf Blvd, Suite 315, Montreal, Quebec. This office is approximately 500 square feet in size and is provided to us free of charge by our Directors at Azur & Capital Real Estate Fund. We have not entered into any lease agreement for the office. We do not plan to incur any rental expenses for this office for the foreseeable future.

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

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "ROII.QB".  As of December 31st, 2013, the Company’s common stock was held by 42 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the.  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended December 31st, 2013		For the Year Ended December 31st, 2012
	High	Low	High	Low
First Quarter	$1.01	$1.01	$0.001	$0.001
Second Quarter	$1.01	$1.01	$0.001	$0.001
Third Quarter	$1.01	$.75	$0.001	$0.001
Fourth Quarter	$2.00	$.75	$1.01	$1.01

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.0001 per share. The holders of our common stock:

•	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
•	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
•	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
•	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.

The Company’s transfer agent is Empire Stock & Transfer Agency of Henderson, Nevada.

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

Recent Sales of Unregistered Securities

On January 14, 2014, pursuant to stock purchase agreements, the Company issued 546,571 shares of the Company’s common stock to three investors for a total purchase price of $191,300.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition And Results Of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

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

Overview

ROI Land Investments Ltd. was incorporated on December 13, 2007, under the laws of the State of Nevada, originally as a healthcare staffing company. Since new management’s acquisition in September of 2013, the Company's new business model consist of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to large residential and commercial building developers. Our website and more information is available at http://ROILandInvestments.com. Our common stock is quoted on the OTC Bulletin Board under the symbol "ROII.OB".

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

Lack of Revenues

We have limited operational history. From our inception on December 13, 2007 to December 31, 2013 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses decreased by $22,422, or 56.8%, from $39,501 in 2012 to $17,079 in 2013. Operating expenses for 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s quarterly reports of $17,079. Operating expenses in 2012 consisted of professional fees related to the Company’s publicly traded status of $23,820, cost related to the filing of periodic reports with the SEC of $15,020, and $661 of stock transfer agent fees.

Liquidity and Capital Resources

At December 31, 2013, we had total current assets of $-0- in cash, total current liabilities of $12,026, and working capital deficit of $12,026.

Historically, we have financed our cash flow and operations from the sale of common stock.  Net cash provided by financing activities was $95,469 from December 13, 2007 (date of inception) to December 31, 2013, consisting of proceeds from the sale of common stock, an advance from an officer, and the issuance of a $10,000 note payable. The $10,000 debt note was written off by the previous holder and no longer on the books of the Company.

During 2013, we used $11,385 in operations, consisting of net loss of $18,729, offset by expenses paid by a shareholder of $2,800, accrued interest of $1,650 and an increase in accounts payable of $2,894. During 2012, we used $16,396 in operations, consisting of net loss of $40,881 and offset by note payable issued for professional services of $10,000, accrued interest of $1,380, a decrease in prepaid expenses of $1,000 and an increase in accounts payable of $10,105.

We have not as yet generated revenue from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any guaranteed arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

Going Concern

We have incurred net losses since our inception on December 13, 2007 through December 31, 2013 totaling $122,525 and have implemented only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2013 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our consolidated financial statements describing the circumstances leading to this disclosure.  The consolidated financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Consolidated Financial Statements and Supplementary Data

ROI Land Investments Ltd.

(A Development Stage Company)

December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012, and from December 13, 2007 (Inception) through December 31, 2013	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012, and from December 13, 2007 (Inception) through December 31, 2013	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012, and from December 13, 2007 (Inception) through December 31, 2013	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of ROI Land Investments Ltd.:

We have audited the accompanying consolidated balance sheets of ROI Land Investments Ltd. (a Nevada corporation in the development stage) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012, and from inception (December 13, 2007) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROI Land Investments Ltd. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, and from inception (December 13, 2007) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2013, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

April 14, 2014

ROI LAND INVESTMENTS LTD.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

Current Assets:
Cash	$–	$575
Total current assets	–	575

Total assets	$–	$575

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$9,226	$10,981
Due to shareholder	2,800	–
Notes payable	–	23,380
Total current liabilities	12,026	34,361

Stockholders' Equity (Deficit):
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Common stock, 100,000,000 shares authorized, par value $0.0001, 8,475,500 shares issued and outstanding	848	848
Additional paid in capital	109,651	69,162
Deficit accumulated during the development stage	(122,525)	(103,796)
Total stockholders' equity (deficit)	(12,026)	(33,786)

Total liabilities and stockholders' equity (deficit)	$–	$575

The accompanying notes are an integral part of these consolidated financial statements.

ROI LAND INVESTMENTS LTD.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31,		December 13, 2007 (Inception) to December 31,
	2013	2012	2013

Revenue	$–	$–	$–

General and Administrative expenses	17,079	39,501	117,562
Operating loss	(17,079)	(39,501)	(117,562)

Interest Expense	(1,650)	(1,380)	(3,030)
Foreign Currency Loss	–	–	(1,933)
Loss before income taxes	(18,729)	(40,881)	(122,525)

Provision for Income Taxes	–	–	–

Net loss	$(18,729)	$(40,881)	$(122,525)

Basic and Diluted:
Loss Per Common Share	a	a

Weighted Average Number of Common Shares Outstanding	8,475,500	8,475,500

a = less than $.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

ROI LAND INVESTMENTS LTD.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances - December 13, 2007 (Inception)	–	$–	$–	$–	$–

Common stock issued to directors for cash on December 13, 2007 ($0.0001)	5,000,000	500	–	–	500
Balance December 31, 2008	5,000,000	500	–	–	500

Net income for the year	–	–	–	1,815	1,815
Balance December 31, 2009	5,000,000	500	–	1,815	2,315

Common stock issued for cash received in 2009 ($0.02)	215,000	22	4,278	–	4,300
Common stock issued for cash ($0.02)	3,260,500	326	64,884	–	65,210
Net loss for the year	–	–	–	(13,246)	(13,246)
Balance December 31, 2010	8,475,500	848	69,162	(11,431)	58,579

Net loss for the year	–	–	–	(51,484)	(51,484)
Balance December 31, 2011	8,475,500	848	69,162	(62,915)	7,095

Net loss for the year	–	–	–	(40,881)	(40,881)
Balance December 31, 2012	8,475,500	848	69,162	(103,796)	(33,786)

Settlement of debt by stockholders	–	–	40,489	–	40,489

Net loss for the year	–	–	–	(18,729)	(18,729)
Balance December 31, 2013	8,475,500	$848	$109,651	$(122,525)	$(12,026)

The accompanying notes are an integral part of these consolidated financial statements.

ROI LAND INVESTMENTS LTD.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31,		December 13, 2007 (Inception) to December 31,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(18,729)	$(40,881)	$(122,525)
Adjustments to reconcile net loss to cash used in in operating activities:
Note payable issued for professional services	–	12,000	12,000
Expenses paid by shareholder	2.800	–	2,800
Accrued interest on notes payable	1,650	1,380	3,030
(Increase) decrease in prepaid expenses	–	1,000	–
Increase in accounts payable	2,894	10,105	9,226
Net cash used in operating activities	(11,385)	(16,396)	(95,469)

FINANCING ACTIVITIES:
Proceeds from issuance of note payable	–	10,000	10,000
Advance from officer	10,810	–	15,459
Proceeds from common stock subscriptions	–	–	70,010
Cash provided by financing activities	10,810	10,000	95,469

Net Increase (Decrease) in Cash	(575)	(6,396)	–

Cash, Beginning of Period	575	6,971	–

Cash, End of Period	$–	$575	$–

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

ROI LAND INVESTMENTS LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 1. NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN

Organization

The Company was incorporated under the laws of the state of Nevada on December 13, 2007. The Company has limited operations, is considered a development stage company and has not yet realized any revenues from its planned operations.

ROI Land Investments Ltd. as of September 17th, 2013 was a provider of specialized healthcare staffing to small and medium sized businesses. The Company had recruited healthcare professionals on assignments of varied duration and in permanent positions with clients in the United States. The services included hiring administration, information technology, sales and at the executive level.

On September 17th, 2013 Lamar Investment Ltd purchased 5,000,000 shares of restricted stock of Conex Md Inc., representing 59% of the shares in the Company from its two then-current Directors, Dr. Jacob Bar Ilan and Dr. Ely Steinberg for $230,000.00 in cash. Subsequently the Shareholders of the Company voted in the two current Directors, Patrick Bragoli & Sebastien Cliche, as noted in the 8-K filed September 25 th, 2013. Additionally, on October 28 th, 2013, FINRA gave final approval to a name change to ROI Land Investments Ltd and the ticker symbol to the current ROII to better reflect the new direction of the Company.

ROI Land Investments, Ltd now specializes in land development. The Company's new business model consist of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to large residential and commercial building developers.

On November 15, 2013, the Company organized ROI Dev Canada Inc. (ROI Dev”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI Dev was organized to acquire and manage land acquisitions.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Development Stage Enterprise

The Company is a development stage entity, as defined in ASC 915 “Development Stage Entities” which codified Statement of Financial Accounting Standards No. 7 (SFAS 7).  The Company's planned principal operations have not fully commenced.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred net losses of $18,729 and $51,484 for the years ended December 31, 2013 and 2012, respectively, and has incurred cumulative losses since inception of $122,525. The Company has a stockholders’ deficit of $12,026 at December 31, 2013. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that the Company will be successful in these efforts.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of ROI Land Investments Ltd. and its wholly-owned subsidiary, ROI Dev Canada Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825 "Financial Instruments" codified Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

ASC 825 "Financial Instruments" codified Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The FASB has issued ASC 740 “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2013.

Earnings (Loss) per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC Topic 260, “Earnings Per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of December 31, 2013 and 2012, respectively, there were no common share equivalents outstanding.

Recently issued accounting pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04,”Liabilities (Topic 405)”, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013. We do not believe the adoption of ASU 2013-04 will have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2012. We do not believe the adoption of ASU 2013−02 will have a material impact on the measurement of net earnings or other comprehensive income.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” and in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The clarified standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. The clarified standard did not have a material effect on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

NOTE 3. NOTES PAYABLE

On March 1, 2012, the Company issued a promissory note in the amount of $10,000, the proceeds from which were used to pay professional fees related to the Company’s publicly traded status. The promissory note accrued interest at an annual rate of 10% and the principal and unpaid interest were due on March 1, 2013. On September 30, 2013, the balance of the note was forgiven and recorded as additional paid in capital.

On July 16, 2012, the Company issued a $12,000 promissory note to a third party investor in return for his payment of DTC Advisory Fees totaling $12,000. The note accrued interest at an annual rate of 10% and matured one year from the date of issuance. On September 30, 2013, the balance of the note was forgiven and recorded as additional paid in capital.

NOTE 4. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $122,525 and will expire 20 years from the date the loss was incurred.

As at December 31, 2013 and 2012, deferred tax assets consisted of the following:

	December 31,
	2013	2012

Net operating losses (estimated tax rate 15%)	$18,380	$15,072
Less: valuation allowance	(18,380)	(15,072)
Net deferred tax asset	$–	$–

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

During the year ended December 31, 2013, an officer of the Company advanced $8,250 to the Company for the payment of professional fees. These amounts were forgiven in September 2013 and recorded as additional paid in capital.

During the year ended December 31, 2013, a stockholder paid approximately $7,200 of accounts payable on behalf of the Company. Such amounts were forgiven in September 2013 and recorded as additional paid in capital.

During the three months ended December 31, 2013, a stockholder paid $2,800 of professional fees on behalf of the Company. The balance of $2,800 is outstanding at December 31, 2013.

NOTE 7. SUBSEQUENT EVENTS

On January 14, 2014, pursuant to stock purchase agreements, the Company issued 546,571 shares of the Company’s common stock to three investors for a total purchase price of $191,300.

On March 24, 2014, the Company executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. through its wholly owned subsidiary ROI Dev Canada Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport/Cambert Project”. Per the terms of the Agreement, the total cost of the purchase is $5,372,205, of which $272,529 was tendered upon execution as a firm initial deposit, with a second deposit of $4,542,151 to be provided shortly and the final balance of $557,525 due on or before June 1, 2014. The Company’s directors, Patrick Bragoli and Sebastien Cliche, each own 16.67% of 9284-0784 Quebec Inc.

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9a. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management and Chief Executive Officer. Based upon the results of that evaluation, our management has concluded that, as of December 31, 2013, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2013, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2013:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2013, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.
•	The Company will hire sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls is a continuing work in progress. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

The name, age and position of each of our directors and executive officers are as follows:

Name (1)	Age	Position
Patrick Bragoli	41	Director

Sebastien Cliche	30	Director

(1) Unless otherwise noted, the address of each person or entity listed is that of our Corporate offices.

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

Patrick Bragoli, Director & CEO

Mr. Bragoli is an experienced business developer with specialty in marketing and management. He has worked on several corporate restructuring and fund raising mandates. Mr. Bragoli is the founder and director of Sojo Inc., an investment company active in various industries such as: land development, TV production, and aesthetic medicine. He is also shareholder of Terrain Dev Inc., a land development company that has developed more than 500 lots over the past 7 years. He is also a General Partner in Azur & Capital Real Estate Fund - Quebec.

Sébastien Cliche, Director, Interim Chief Financial Officer and VP Operations

Mr. Cliche is a real estate developer; he is currently involved in several development projects in Quebec City. In the last 10 years, Mr. Cliche contributed to the development of more than 500 residential units and commercial properties. His peers describe him as a dynamic, methodical entrepreneur, and one of the best positioned individuals to take advantage of real estate development in Quebec City and the eastern part of the province. He is also a General Partner in Azur & Capital Real Estate Fund - Quebec.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Significant Employees and Consultants

Our two officers and directors, Patrick Bragoli and Sebastien Cliche are not employees of the Company. Both Directors are an independent contractor/consultant to the Company.

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

Name and Principal Position	Year	Salary ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Patrick Bragoli	2013	-	-	-	-	-	-	-	-
Sebastien Cliche	2013	-	-	-	-	-	-	-	-

No Director has received any salary for services rendered in 2013.

Stock Option Grants

We have not granted any stock options to our executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers or Directors to date.

Director Compensation

The following table sets forth director compensation for the years ended December 31, 2013 and 2012:

Name and Principal Position	Year	Fees Earned in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Dr. Ely	2013	-	-	-	-	-	-	-
Steinberg	2012	3,500	-	-	-	-	-	3,500

Dr. Jacob	2013	-	-	-	-	-	-	-
Bar-Ilan	2012	3,500	-	-	-	-	-	3,500

Patrick Bragoli	2013	-	-	-	-	-	-	-

Sebastien Cliche	2013	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table lists, as of December 31, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 8,475,500 shares of our common stock issued and outstanding as of December 31, 2013. We do not have any outstanding warrants, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares Owned Beneficially	Percentage of Class Owned
Common Stock
	Efrat Esther Tsiklag Givatayim, Israel	430,775	5.1%

	LLamar Investment, LMajuro, 96960 Marshall Islands	1, 205,714	14.2%

All officers and directors as a group		0	0%

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

No stock has been offered or sold to new management since coming into office as of the date of this report.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2013 and 2012 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees and Audit Related Fees	$9,400	$7,900
Tax Fees	–	–
All Other Fees	–	–
TOTAL	$9,400	$7,900

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

Item 15. Exhibits, Financial Statement Schedules

Exhibit	Description
Exhibit 31.1	Rule 13a-14(a) Certification by the Chief Executive Officer *
Exhibit 31.2	Rule 13a-14(a) Certification by the Chief Financial Officer *
Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
Exhibit 32.2	Certification by the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROI LAND INVESTMENTS LTD.

Date: April 14, 2014	By:	/s/ Patrick Bragoli
Patrick Bragoli, Director, CEO

Date: April 14, 2014	By:	/s/ Sebastien Cliche
Sebastien Cliche, Director, Interim CFO

