Form 10-Q
period 2014-03-31
ROI LAND INVESTMENTS LTD
filed 2014-05-20
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 333-171892

ROI LAND INVESTMENTS LTD.

(Exact name of registrant as specified in its charter)

Nevada	26-1574051
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

825 Lebourgneuf Blvd., Suite315 Quebec, Quebec	G2J 0B9
(Address of principal executive offices)	(Zip Code)

(418) 781-2954

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 19, 2014, the registrant had 17,022,071 shares of its Common Stock, $0.0001 par value, outstanding.

ROI LAND INVESTMENTS LTD.

FORM 10-Q

MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ROI Land Investments Ltd.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash	$173,379	$–
Prepaid expenses and other current assets	393,003	–
Total current assets	566,382	–

Deposit on land	269,970	–

Total assets	$836,352	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$632	$9,226
Due to shareholder	232,265	2,800
Total current liabilities	232,897	12,026

Other liabilities	–	–

Total liabilities	232,897	12,026

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Common stock, 100,000,000 shares authorized, $.0001 par value, 9,022,071 and 8,475,500 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	902	848
Additional paid-in capital	283,997	109,651
Common stock issuable	968,194	–
Accumulated other comprehensive loss	(4,219)	–
Deficit accumulated during the development stage	(645,419)	(122,525)
Total stockholders' equity (deficit)	603,455	(12,026)

Total liabilities and stockholders' equity (deficit)	$836,352	$–

See accompanying notes to financial statements.

ROI Land Investments Ltd.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Period December 13, 2007 (Inception) to
	March 31,		March 31,
	2014	2013	2014
Net revenue	$–	$–	$–

General and administrative expenses	521,331	4,952	638,893

Loss from operations	(521,331)	(4,952)	(638,893)

Other income (expense):
Exchange gain (loss)	(1,563)	–	(3,496)
Interest expense	–	(550)	(3,030)
Total other income (expense)	(1,563)	(550)	(6,526)

Loss before income taxes	(522,894)	(5,502)	(645,419)

Provision for income taxes	–	–	–

Net loss	$(522,894)	$(5,502)	(645,419)

Net loss per share - basic and diluted	$(0.06)	$(0.00)

Weighted average number of shares
outstanding - Basic and Diluted	8,943,122	8,475,500

Net loss	$(522,894)	$(5,502)	$(645,419)

Foreign currency translation loss	(4,219)	–	(4,219)

Total comprehensive loss	$(527,113)	$(5,502)	$(649,638)

See accompanying notes to financial statements.

ROI Land Investments Ltd.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,		For the Period December 13, 2007 (Inception) to March 31,
	2014	2013	2014

Cash flows from operating activities:
Net loss	$(522,894)	$(5,502)	$(645,419)
Adjustments to reconcile net loss to net cash used in operations:
Stock based consulting fees	128,086	–	128,086
Note payable issued for professional services	–	–	12,000
Expenses paid by shareholder	–	–	2,800
Accrued interest on notes payable	–	550	3,030
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,389)	–	(9,389)
Accounts payable	(8,594)	777	632
Net cash used in operating activities	(412,791)	(4,175)	(508,260)

Cash flows from investing activities:
Deposit made on land acquisition	(272,529)	–	(272,529)
Net cash used in investing activities	(272,529)	–	(272,529)

Cash flows from financing activities:
Proceeds from issuance of notes payable	–	–	10,000
Advance from officer	–	3,600	15,459
Amounts due to shareholder, net	229,465	–	229,465
Proceeds from sale of common stock	16,900	–	86,910
Proceeds from common stock subscriptions	613,994	–	613,994
Net cash provided by financing activities	860,359	3,600	955,828

Effect of exchange rate changes on cash	(1,660)	–	(1,660)

Net increase (decrease) in cash	173,379	(575)	173,379

Cash at beginning of period	–	575	–

Cash at end of period	$173,379	$–	$173,379

See accompanying notes to financial statements.

Continued

ROI Land Investments Ltd.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(unaudited)

			For the Period
			December 13, 2007
			(Inception) to
	For the Three Months Ended March 31,		March 31,
	2014	2013	2014
Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$–

Cash paid for taxes	$–	$–	$–

Supplemental disclosure of non-cash financing activities:

450,000 shares of common stock issued for consulting fees:
Prepaid expenses and other current assets	$(157,500)	$–	$(157,500)
Common stock	$45	$–	$45
Additional paid in capital	$157,455	$–	$157,455

1,012,000 shares of common stock issuable for consulting fees:
Prepaid expenses and other current assets	$(354,200)	$–	$(354,200)
Common stock issuable	$354,200	$–	$354,200

See accompanying notes to financial statements.

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 1 – Organization, Presentation and Going Concern

Organization

ROI Land Investments Ltd. was incorporated in Nevada on December 13, 2007 under the name Conex MD, Inc. The Company has limited operations, is considered a development stage company and has not yet realized any revenues from its planned operations.

As of September 17, 2013, ROI Land Investments Ltd. was a provider of specialized healthcare staffing to small and medium sized businesses. The Company had recruited healthcare professionals on assignments of varied duration and in permanent positions with clients in the United States. The services included hiring administration, information technology, sales and at the executive level.

On September 17, 2013, Lamar Investment Ltd purchased 5,000,000 shares of restricted stock of Conex MD, Inc., representing 59% of the shares in the Company from its two then-current Directors, Dr. Jacob Bar Ilan and Dr. Ely Steinberg for $230,000.00 in cash. Subsequently the shareholders of the Company voted in the two current Directors, Patrick Bragoli & Sebastien Cliche, as noted in an 8-K filed September 25, 2013. Additionally, on October 28, 2013, FINRA gave final approval to the name change to ROI Land Investments Ltd. and the ticker symbol to the ROII to better reflect the new direction of the Company.

ROI Land Investments Ltd. now specializes in land development. The Company's new business model consist of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to large residential and commercial building developers.

On November 15, 2013, the Company organized ROI DEV Canada Inc. (“ROI DEV”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI DEV was organized to acquire and manage land acquisitions in Canada.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for the interim periods reported in this Form 10-Q. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited consolidated financial statements should be read in conjunction with the 2013 audited annual financial statements included in the Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2014.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $522,894 for the three months ended March 31, 2014 and has incurred cumulative losses since inception of $645,419. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that the Company will be successful in these efforts.

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 1 – Organization, Presentation and Going Concern (Continued)

Development Stage Enterprise

The Company is a development stage enterprise, as defined in ASC Topic 915 “Development Stage Entities” and as such, its planned principal operations have not fully commenced.

Note 2 – Deposit on Land

On March 24, 2014, the Company’s wholly-owned subsidiary, ROI DEV, executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport/Cambert Project”. Per the terms of the Agreement, the total cost of the purchase is $5,321,759 (CAD 5,913,723), of which $269,970 (CAD 300,000) was tendered upon execution as a firm initial deposit, with a second deposit of $4,499,500 (CAD 5,000,000) to be provided shortly and the final balance of $552,289 (CAD 613,723) due on or before June 1, 2014. The Company’s directors, Patrick Bragoli and Sebastien Cliche, each own 16.67% of 9284-0784 Quebec Inc.

Note 3 – Related Party Transactions

On December 13, 2007, the Company issued 2,500,000 common shares to each of its Directors for cash consideration of $0.0001 per share.

During the year ended December 31, 2010, the Company paid two of its Directors professional fees totaling $9,280.

During the year ended December 31, 2013, an officer of the Company advanced $8,250 to the Company for the payment of professional fees. These amounts were forgiven in September 2013 and recorded as additional paid in capital.

During the year ended December 31, 2013, a shareholder paid approximately $7,200 of accounts payable on behalf of the Company. Such amounts were forgiven in September 2013 and recorded as additional paid in capital.

During the three months ended December 31, 2013, a shareholder paid $2,800 of professional fees on behalf of the Company. The balance of $2,800 was outstanding at December 31, 2013. During the three months ended March 31, 2014, the shareholder advanced the Company an additional $229,465 resulting in a total of $232,265 due to the shareholder at March 31, 2014.

During the three months ended March 31, 2014, the Company paid $41,483 to Cliché Investments LLC for consulting services. Sebastien Cliche, a director of the Company, is the sole member of Cliché Investments LLC.

Note 4 – Stockholders’ Equity (Deficit)

Authorized Capital

The Company has 100,000,000 authorized shares of Common Stock at $0.0001 par value and 50,000,000 authorized shares of Preferred Stock at par value of $0.0001 per share. All common shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 4 – Stockholders’ Equity (Continued)

Common Stock

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

During the three months ended March 31, 2014, the Company received cash of $16,900 for 96,571 shares of its common stock.

During the three months ended March 31, 2014, the Company received cash of $613,944 for stock subscriptions to purchase 1,754,269 shares of its common stock at a price of $0.35 per share. The amount is included in common stock issuable at March 31, 2014.

During the three months ended March 31, 2014, the Company issued 450,000 shares of common stock for consulting services from two individuals. The shares were valued at $0.35, based on the price of shares sold to investors, for a total of $157,500. As of March 31, 2014, $86, 683 has been charged to operations and the remaining $70,817 is included in prepaid expenses.

During the three months ended March 31, 2014, the Company entered into two consulting agreement and agreed to issue 1,012,000 shares of common stock for consulting services. The shares are valued at $0.35, based on the price of shares sold to investors, for a total of $354,200 and are included in common stock issuable at March 31, 2014. As of March 31, 2014, $41,403 has been charged to operations and the remaining $312,797 is included in prepaid expenses.

Note 5 – Commitments and Contingencies

On February 18, 2014, the Company entered into a consulting agreement with Alternative Strategy Partners Pte. Ltd. The consultant will provide specialized services to the Company in assisting and identifying viable and qualified offshore sources of funding for the Company’s land acquisitions. As consideration for the consultant’s services to be provided, the Company shall pay a consulting fee of CAD $0.18 per square foot of property financed through the Consultant’s aid, plus a one-time advisory fee of up to US $100,000 upon the closing of the land acquisition, subject exclusively to the Company’s discretion.

The Company has entered into certain consulting agreements which call for introduction fees to be paid to the consultants for capital received by the Company from investors introduced by the consultants. The fees range from i) 8% in cash and 2% in common stock to ii) 8% in cash and 4% in common stock of the amounts received by the Company. As of March 31, 2014, no capital has been received by the Company from introductions by the consultants and no introduction fees have been paid.

Note 6 – Subsequent Events

On April 11, 2014, the Company received cash of $163,150 from two individuals for stock subscriptions to purchase 57,102 shares of its common stock.

On May 9, 2014, the Company’s board of directors approved the issuance of 100,000 shares of the Company’s common stock to David E. Price, the Company’s legal counsel and corporate secretary.

On May 15, 2014, the Company received cash of $272,143 from an investor for a stock subscription to purchase 77,550 shares of its common stock.

On May 16, 2014, the Company entered into an employment agreement with its Director and Chairman. The agreement is effective as of May 1, 2014 and expires on May 1, 2019 and is automatically renewed for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension.  The employment agreement provides for annual compensation of $60,000 per year. In addition, the Executive received an initial award of 1,500,000 shares of the Company’s common stock and will additionally receive 1,000,000 shares every twelve months thereafter as per the duration of the agreement.

On May 16, 2014, the Company entered into a consulting agreement with an individual to provide assistance with business development, management strategies and other services as directed by the Company.  The agreement is effective as of May 1, 2014 and expires on May 1, 2019 and is may be terminated in writing by either party with a 30 day advance notice.  The consulting agreement provides for annual compensation of $48,000 per year. In addition, the consultant received an initial award of 1,500,000 shares of the Company’s common stock, which vest six months after the date if issue, and will additionally receive 1,000,000 shares every twelve months thereafter as per the duration of the agreement.

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 6 – Subsequent Events (Continued)

On May 16, 2014, the Company entered into a consulting agreement with an individual to provide assistance with business development, management strategies and other services as directed by the Company.  The agreement is effective as of May 1, 2014 and expires on May 1, 2019 and may only be terminated if mutually agreeable and in writing by both parties. The consulting agreement provides for annual compensation of $78,000 per year. In addition, the consultant received an initial award of 1,500,000 shares of the Company’s common stock, which vest six months after the date if issue, and will additionally receive 1,000,000 shares every twelve months thereafter as per the duration of the agreement.

On May 16, 2014, the Company entered into a consulting agreement with an individual to provide assistance with business development, management strategies and other services as directed by the Company. The agreement is effective as of May 1, 2014 and expires on May 1, 2015 and may only be terminated if mutually agreeable and in writing by both parties. The consultant received 500,000 shares of the Company’s common stock as compensation for the agreement.

On May 16, 2014, the Company entered into a consulting agreement with an individual to provide assistance with business development, management strategies and other services as directed by the Company. The agreement is effective as of May 1, 2014 and expires on May 1, 2015 and may only be terminated if mutually agreeable and in writing by both parties.  The consultant received 1,500,000 shares of the Company’s common stock as compensation for the agreement.

On May 16, 2014, the Company entered into a consulting agreement with Impera Advisory, Inc. to provide assistance with business development, management strategies and other services as directed by the Company. The agreement is effective as of May 1, 2014 and expires on May 1, 2015 and may only be terminated if mutually agreeable and in writing by both parties. The consultant received 400,000 shares of the Company’s common stock as compensation for the agreement.

On May 16, 2014, the Company issued 1,000,000 shares of its common stock to Alternative Strategy Partners Pte. Ltd. pursuant to a consulting agreement entered into on February 18, 2014.

On May 19, 2014, a majority of shareholders voted to effectuate a new composition of the Board of Directors and removed Mr. Patrick Bragoli from his position as Director and Chief Executive Officer.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow," commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. Our actual results could differ materially from the forward-looking statements.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

ROI Land Investments Ltd. (“ROI”) operates in the land development sub-sector niche of the real estate industry, where its main activity consists of acquiring, zoning and converting raw land into a construction-ready site. The land development process implemented by ROI consists of four phases:

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

Company History

On December 13, 2007, the Company was incorporated in Nevada. We are engaged in the business of providing specialized healthcare staffing to small and medium sized businesses.

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

Dr. Ely Steinberg has served as our President and Chief Executive Officer from December 13, 2007, until September 17, 2013, when Lamar Investment Ltd purchased 5,000,000 shares of restricted stock of ROI Land Investments Ltd., representing 59% of the shares in the Company from its two then-current Directors, Dr. Jacob Bar Ilan and Dr. Ely Steinberg for $230,000.00 in cash. Subsequently the Shareholders of the Company appointed the two current Directors, Patrick Bragoli & Sebastien Cliche, as noted in an 8-K filed September 25, 2013. Additionally, on October 28 , 2013, FINRA gave final approval to a name change to ROI Land Investments Ltd and the ticker symbol to the current ROII to better reflect the new direction of the Company.

ROI Land Investments, Ltd now specializes in land development. The Company's new business model consist of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to large residential and commercial building developers.

On November 15, 2013, the Company organized ROI DEV Canada Inc. (“ROI DEV”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI DEV was organized to acquire and manage land acquisitions.

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

Plan of Operation

ROI is a Land Development Company that owns and operates businesses in the land development industry. The Company's business model consists of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to large residential and commercial building developers. Our mission is to be the leader in Green land development in Quebec by maintaining the utmost respect of the environment, particularly by emphasizing and preserving more green spaces than the local laws require.

Results of Operations

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues

We have limited operational history. From our inception on December 13, 2007 to March 31, 2014 we have not generated any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses and Other Income (Expense)

For the three months ended March 31, 2014, our total operating expenses were $521,331 compared to $4,952 for the three months ended March 31, 2013 resulting in an increase of $516,379. The increase is attributable to our efforts in organizing the Company in its new business model. Operating expenses for the three months ended March 31, 2014 consisted of consulting expense of $367,866 (of which $128,086 was stock based), legal fees of $34,000, and other corporate expenses and overhead of $119,465. The Company’s operating expenses for the three months ended March 31, 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s 2012 Annual Report of $4,952.

Other expenses incurred during the three months ended March 31, 2014 included interest expense of $-0- (2013: $550) and exchange losses of $1,563 (2013: $-0-).

Net loss for the three months ended March 31, 2014 was $522,894 compared to $5,502 for the three months ended March 31, 2013.

Liquidity and Capital Resources

Overview

Historically, we have funded our working capital needs through sales of common stock and advances from officers and shareholders. Future cash needs for working capital, acquisitions and capital expenditures may require management to seek additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or projects. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses or projects.

For the three months ended March 31, 2014, we funded our operations through the sales of common stock and subscription and advances from a shareholder, while for the three months ended March 31, 2013, we funded our operations through cash advanced from an officer. Our principal use of funds during the three months ended March 31, 2014 has been for the down payment on the acquisition of land and for general corporate expenses.

Liquidity and Capital Resources during the Three Months ended March 31, 2014 compared to the Three Months ended March 31, 2013

As of March 31, 2014, we had cash of $173,379 and working capital of $333,485.  The Company used cash in operations of $412,791 for the three months ended March 31, 2014 compared to cash used in operations of $4,175 for the three months ended March 31, 2013. The cash used in operating activities for the three months ended March 31, 2014 was attributable to the Company's net loss of $522,894, increased by the net changes in operating assets and liabilities of $17,983 and offset by stock based consulting fees of $128,086.  Cash used in operations for the three months ended March 31, 2013 was attributable to the Company's net loss of $5,502 offset by interest accrued on notes payable of $550 and the net changes in operating assets and liabilities of $777.

Cash used in investing activities was $272,529 and $-0- for the three months ended March 31, 2014 and 2013, respectively. Cash used in investing activities for the three months ended March 31, 2014 was $272,529 for the deposit made on land acquisition.

Cash provided by financing activities was $860,359 and $3,600 for the three months ended March 31, 2014 and 2013, respectively. Cash provided by financing activities for the three months ended March 31, 2014 included $229,465 of advances from a shareholder, proceeds from the sale of common stock of $16,900 and proceeds from common stock subscriptions of $613,994. Cash provided by financing activities for the three months ended March 31, 2013 was advances from an officer of $3,600.

On April 11, 2014, the Company received cash of $163,150 from two individuals for stock subscriptions to purchase 466,144 shares of its common stock. On May 15, 2014, the Company received cash of $272,143 from an investor for a stock subscription to purchase 777,550 shares of its common stock.

In connection with the acquisition of the Beauport/Cambert Project, the Company has obligations to pay a second deposit of $4,499,500 (CAD 5,000,000) and the final balance of $552,289 (CAD 613,723) due on or before June 1, 2014. The Company is currently pursuing the capital or financing for these obligations. In addition, we will require additional financing during the current fiscal year to meet our working capital needs.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended December 31, 2013 regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements as of and for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 4.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On January 14, 2014, pursuant to a stock purchase agreement, the Company issued 96,571 shares of the Company’s common stock to an individual for cash of $16,900.

On January 14, 2014, pursuant to a consulting agreement, the Company issued 150,000 shares of the Company’s common stock to an individual for services to be rendered valued at $52,500.

On January 14, 2014, pursuant to a consulting agreement, the Company issued 300,000 shares of the Company’s common stock to an individual for services to be rendered valued at $105,000.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit 10.1	Definitive Agreement for the purchase of land between ROI DEV Canada Inc. and 9284-0784 Quebec Inc. dated March 24, 2014 [1]
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer **
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer **
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document
Exhibit 101.LAB	XBRL Label Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document

____________

1	Incorporated by reference to the Company’s report on Form 8-K, filed on March 31, 2014.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROI LAND INVESTMENTS LTD.

Date: May 20, 2014	By:	/s/ Sebastien Cliche
Sebastien Cliche
Interim Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial Officer)

