Form 10-Q
period 2014-06-30
ROI LAND INVESTMENTS LTD
filed 2014-08-19
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 15, 2014, the registrant had 18,796,340 shares of its Common Stock, $0.0001 par value, outstanding.

ROI LAND INVESTMENTS LTD.

FORM 10-Q

JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ROI Land Investments Ltd.

Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)

ASSETS

Current assets:
Cash	$511,348	$–
Prepaid expenses and other current assets	2,321,481	–
Total current assets	2,832,829	–

Other assets:
Mortgage notes receivable	524,776	–
Deposit on land	515,405	–

Total assets	$3,873,010	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$632	$9,226
Due to shareholder	–	2,800
Total current liabilities	632	12,026

Other liabilities:
Bonds in escrow	400,000	–

Total liabilities	400,632	12,026

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Common stock, 100,000,000 shares authorized, $.0001 par value, 18,796,340 and 8,475,500 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,880	848
Additional paid-in capital	3,704,013	109,651
Common stock issuable	1,606,763	–
Accumulated other comprehensive gain	21,760	–
Accumulated deficit	(1,862,038)	(122,525)
Total stockholders' equity (deficit)	3,472,378	(12,026)

Total liabilities and stockholders' equity (deficit)	$3,873,010	$–

See accompanying notes to financial statements.

ROI Land Investments Ltd.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net revenue	$–	$–	$–	$–

General and administrative expenses	869,274	5,365	1,390,605	10,317

Loss from operations	(869,274)	(5,365)	(1,390,605)	(10,317)

Other income (expense):
Interest income	3,018	–	3,018	–
Interest expense	(49,188)	(550)	(49,188)	(1,100)
Exchange gain (loss)	(16,190)	–	(17,753)	–
Other expense	(284,985)	–	(284,985)	–
Total other income (expense)	(347,345)	(550)	(348,908)	(1,100)

Loss before income taxes	(1,216,619)	(5,915)	(1,739,513)	(11,417)

Provision for income taxes	–	–	–	–

Net loss	$(1,216,619)	$(5,915)	$(1,739,513)	$(11,417)

Net loss per share - basic and diluted	$(0.08)	$(0.00)	$(0.15)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	14,996,623	8,475,500	11,986,595	8,475,500

Net loss	$(1,216,619)	$(5,915)	$(1,739,513)	$(11,417)

Foreign currency translation gain	25,979	–	21,760	–

Total comprehensive loss	$(1,190,640)	$(5,915)	$(1,717,753)	$(11,417)

See accompanying notes to financial statements.

ROI Land Investments Ltd.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,739,513)	$(11,417)
Adjustments to reconcile net loss to net cash used in operations:
Stock based consulting fees	658,509	–
Accrued interest on notes payable	–	1,100
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(18,290)	–
Accounts payable	(8,594)	1,492
Net cash used in operating activities	(1,107,888)	(8,825)

Cash flows from investing activities:
Funding of mortgage notes	(524,776)	–
Deposit made on land acquisition	(517,964)	–
Net cash used in investing activities	(1,042,740)	–

Cash flows from financing activities:
Advance from officer	–	8,250
Amounts due to shareholder, net	(2,800)	–
Proceeds from sale of bond subscriptions	400,000	–
Proceeds from sale of common stock	637,894	–
Proceeds from common stock subscriptions	1,602,563	–
Net cash provided by financing activities	2,637,657	8,250

Effect of exchange rate changes on cash	24,319	–

Net increase (decrease) in cash	511,348	(575)

Cash at beginning of period	–	575

Cash at end of period	$511,348	$–

Continued

ROI Land Investments Ltd.

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$49,188	$–

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash financing activities:

8,450,000 shares of common stock issued for consulting fees:
Prepaid expenses and other current assets	$(2,957,500)	$–
Common stock	$845	$–
Additional paid in capital	$2,956,655	$–

12,000 shares of common stock issuable for consulting fees:
Prepaid expenses and other current assets	$(4,200)	$–
Common stock issuable	$4,200	$–

See accompanying notes to financial statements.

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 1 – Organization, Presentation and Going Concern

Organization

ROI Land Investments Ltd. was incorporated in Nevada on December 13, 2007 under the name Conex MD, Inc. The Company has not yet realized any revenues from its planned operations.

As of September 17, 2013, ROI Land Investments Ltd. was a provider of specialized healthcare staffing to small and medium sized businesses. The Company had recruited healthcare professionals on assignments of varied duration and in permanent positions with clients in the United States. The services included hiring administration, information technology, sales and at the executive level.

On September 17, 2013, Lamar Investment Ltd (“Lamar”) purchased 5,000,000 shares of restricted stock of Conex MD, Inc., representing 59% of the shares in the Company from its two then-current Directors, Dr. Jacob Bar Ilan and Dr. Ely Steinberg for $230,000.00 in cash. Subsequently the shareholders of the Company voted in two Directors, Patrick Bragoli and Sebastien Cliche, as noted in an 8-K filed September 25, 2013. Subsequently, on May 19, 2014, Mr. Bragoli resigned as Director. Additionally, on October 28, 2013, FINRA gave final approval to the name change to ROI Land Investments Ltd and the ticker symbol to the ROII to better reflect the new direction of the Company.

ROI Land Investments Ltd now specializes in land development opportunities both in Canada as well as internationally. The Company's business model consist of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to large residential and commercial building developers. Our business model also consists of providing financing opportunities to qualified joint venture partners.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,739,513 for the six months ended June 30, 2014 and has incurred cumulative losses since inception of $1.862,038. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

June 30, 2014

(unaudited)

Note 1 – Organization, Presentation and Going Concern (Continued)

Development Stage Enterprise

On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company previously had been considered a development state entity as its operations had not begun and has elected early adoption of this guidance effective with the filing of this quarterly report.

Note 2 – Deposits on Land

On March 24, 2014, the Company’s wholly-owned subsidiary, ROI DEV, executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport/Cambert Project”. Per the terms of the Agreement, the total cost of the purchase is $5,321,759 (CAD 5,913,723), of which $269,970 (CAD 300,000) was tendered upon execution as a firm initial deposit, with a second deposit of $4,499,500 (CAD 5,000,000) to be provided shortly and the final balance of $552,289 (CAD 613,723) due on or before June 1, 2014. As the balances were not paid by June 1, 2014, the Company and 9284-0784 Quebec Inc. agreed to extend the due date and the Company paid an additional deposit of $245,435 (CAD 250,000) and interest on the outstanding balance of $49,188 (CAD 52,902). The Company’s former director, Patrick Bragoli, and current CEO and Chairman, Sebastien Cliche, each own 16.67% of 9284-0784 Quebec Inc.

Note 3 – Mortgage Notes Receivable

On June 17, 2014, ROI DEV entered into a Framework Agreement with Coast to Coast Holding Ltd. (“CTC”), a Canadian corporation. Under the terms of the agreement, ROI DEV will provide funding to CTC in the form of mortgage notes payable for property development projects, and provide financial and real estate advisory services, for a period of up to ten years. ROI DEV has the right to make the loan or not and each individual loan will be evidenced by its own promissory note with terms agreed on by the parties.

During the six months ended June 30, 2014, ROI DEV funded a total of four loans totaling $524,776 (CAD 560,000), including the June 14 and June 26 loans described below. For the six months ended June 30, 2014, the Company recognized $3,018 (CAD 3,246) of accrued interest on the loans, which is included in prepaid expenses and other current assets at June 30, 2014.

On June 14, 2014, ROI DEV agreed to fund CTC a total of $301,661 (CAD 310,000) for a property development project under the Framework Agreement between the parties. On the same date, ROI DEV paid an installment of $301,661 (CAD 310,000) towards the funding and entered into a mortgage note receivable which is due the earlier of July 15, 2016 or the date the subject property is sold by CTC and bears interest at 8% per annum and a 50 % participation to the profit (or commission on the future profit of the sale of the property). ROI DEV obtained a first mortgage lien for $301,661 (CAD 310,000).

On June 26th, 2014, ROI DEV agreed to fund CTC a total of $201,477 (CAD 215,000) for a property development project under the Framework Agreement between the parties. On the same date, ROI DEV paid an installment of $201,477 (CAD 215,000) towards the funding and entered into a mortgage note receivable which is due the earlier of July 15, 2016 or the date the subject property is sold by CTC and bears interest at 8% per annum and a 50 % participation to the profit (or commission on the future profit of the sale of the property). ROI DEV obtained a first mortgage lien totaling $201,477 (CAD 215,000).

Note 4 – Bonds In Escrow

During the six months ended June 30, 2014, the Company initialized a bond offering to raise up to a total of $5,000,000. The bonds will for a term of three years bearing interest at 8% per annum. As of June 30, 2014, the Company received a total of $400,000 from the offering. This amount is being held in escrow until the offering is closed, which at that time individual bond agreements will be issued to the bondholders.

Note 5 – Other Expense

During the six months ended June 30, 2014, the Company paid $284,985 to Lamar to enable Lamar to acquire the 5,000,000 shares to effectuate the change in control. This expense has been classified as other expense.

Note 6 – Related Party Transactions

During the year ended December 31, 2013, an officer of the Company advanced $8,250 to the Company for the payment of professional fees. These amounts were forgiven in September 2013 and recorded as additional paid in capital.

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 6 – Related Party Transactions (Continued)

During the year ended December 31, 2013, a shareholder paid approximately $7,200 of accounts payable on behalf of the Company. Such amounts were forgiven in September 2013 and recorded as additional paid in capital.

During the year ended December 31, 2013, a shareholder paid $2,800 of professional fees on behalf of the Company. The balance of $2,800 was outstanding at December 31, 2013. During the six months ended June 30, 2014, the $2,800 was repaid to the shareholder.

During the six months ended June 30, 2014, the Company paid $47,983 to Cliche Investments LLC for consulting services. Sebastien Cliche, a director of the Company, is the sole member of Cliche Investments LLC.

On May 16, 2014, the Company entered into an employment agreement with Sebastien Cliche, its Director and Chairman.  The agreement is effective as of May 1, 2014 and expires on May 1, 2019 and is automatically renewed for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension.  The employment agreement provides for annual compensation of $60,000 per year. In addition, the Executive received an initial award of 1,500,000 shares of the Company’s common stock and will additionally receive 1,000,000 shares every twelve months thereafter as per the duration of the agreement.

Note 7 – Stockholders’ Equity (Deficit)

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

Common Stock

As of June 30, 2014, from its effort to raise capital in 2013 and 2014, the Company has received cash of $637,894 for 1,870,840 shares of its common stock.

As of June 30, 2014, from its effort to raise capital in 2013 and 2014, the Company has received cash of $1,602,563 for stock subscriptions to purchase 6,475,892 shares of its common stock at prices ranging from $0.175 to $0.35 per share. The amount is included in common stock issuable at June 30, 2014.

During the six months ended June 30, 2014, the Company issued 8,450,000 shares of common stock for consulting services from ten individuals. The shares were valued at $0.35, based on the price of shares sold to investors, for a total of $2,957,500. As of June 30, 2014, $655,371 has been charged to operations and the remaining $2,302,129 is included in prepaid expenses.

During the six months ended June 30, 2014, the Company entered into a consulting agreement and agreed to issue 12,000 shares of common stock for consulting services. The shares are valued at $0.35, based on the price of shares sold to investors, for a total of $4,200 and are included in common stock issuable at June 30, 2014. As of June 30, 2014, $3,138 has been charged to operations and the remaining $1,062 is included in prepaid expenses.

Note 8 – Commitments and Contingencies

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

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 8 – Commitments and Contingencies (Continued)

The Company has entered into certain consulting agreements which call for introduction fees to be paid to the consultants for capital received by the Company from investors introduced by the consultants. The fees range from i) 8% in cash and 4% in common stock to ii) 10% in cash and 10% in common stock of the amounts received by the Company. As of June 30, 2014, no capital has been raised by the Company from introductions by the consultants and no introduction fees have been paid.

Note 9 – Subsequent Events

From July 1, 2014 through August 18, 2014, the Company received $711,839 for the sales of bonds. Disclose the date the offering was closed, if that is the case.

From July 1, 2014 through August 18, 2014, the Company received $950,000 for subscriptions to purchase 2,714,285 shares of common stock.

On August 14, 2014, ROI DEV agreed to fund CTC a total of $918,182 (CAD 979,812) for a property development project under the Framework Agreement between the parties. On the same date, ROI DEV paid an installment of $918,182 (CAD 979,812) towards the funding and entered into a mortgage note receivable which is due the earlier of August 15, 2016 or the date the subject property is sold by CTC and bears interest at 8% per annum. ROI DEV obtained a first mortgage lien totaling $1,835,600 (CAD 1,958,812).

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

Company History

On December 13, 2007, the Company was incorporated in Nevada. We were engaged in the business of providing specialized healthcare staffing to small and medium sized businesses.

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

Dr. Ely Steinberg has served as our President and Chief Executive Officer from December 13, 2007, until September 17, 2013, when Lamar Investment Ltd purchased 5,000,000 shares of restricted stock of ROI Land Investments Ltd., representing 59% of the shares in the Company from its two then-current Directors, Dr. Jacob Bar Ilan and Dr. Ely Steinberg for $230,000.00 in cash. Subsequently the shareholders of the Company voted in two Directors, Patrick Bragoli & Sebastien Cliche, as noted in an 8-K filed September 25, 2013. Subsequently, on May 19, 2014, Mr. Bragoli resigned as Director. Additionally, on October 28, 2013, FINRA gave final approval to the name change to ROI Land Investments Ltd and the ticker symbol to the ROII to better reflect the new direction of the Company.

ROI Land Investments Ltd now specializes in land development opportunities both in Canada as well as internationally. The Company's business model consist of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to large residential and commercial building developers. Our business model also consists of providing financing opportunities to qualified joint venture partners.

On November 15, 2013, the Company organized ROI DEV Canada Inc. (“ROI DEV”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI DEV was organized to acquire and manage land acquisitions in Canada.

On March 24, 2014, the Company’s wholly-owned subsidiary, ROI DEV, executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport/Cambert Project”. Per the terms of the Agreement, the total cost of the purchase is $5,321,759 (CAD 5,913,723), of which $269,970 (CAD 300,000) was tendered upon execution as a firm initial deposit, with a second deposit of $4,499,500 (CAD 5,000,000) to be provided shortly and the final balance of $552,289 (CAD 613,723) due on or before June 1, 2014. As the balances were not paid by June 1, 2014, the Company and 9284-0784 Quebec Inc. agreed to extend the due date and the Company paid an additional deposit of $245,435 (CAD 250,000) and interest on the outstanding balance of $49,188 (CAD 52,902). The Company’s former director, Patrick Bragoli, and current CEO and Chairman, Sebastien Cliche, each own 16.67% of 9284-0784 Quebec Inc.

On June 17, 2014, ROI DEV entered into a Framework Agreement with Coast to Coast Holding Ltd. (“CTC”), a Canadian corporation. Under the terms of the agreement, ROI DEV will provide funding to CTC in the form of mortgage notes payable for property development projects, and provide financial and real estate advisory services, for a period of up to ten years. ROI DEV has the right to make the loan or not and each individual loan will be evidenced by its own promissory note with terms agreed on by the parties. During the six months ended June 30, 2014, ROI DEV funded a total of four loans totaling $524,776 (CAD 560,000

During the six months ended June 30, 2014, the Company initialized a bond offering to raise up to a total of $6,500,000. The bonds will for a term of three years bearing interest at 8% per annum. As of June 30, 2014, the Company received a total of $400,000 from the offering. This amount is being held in escrow until the offering is closed, which at that time individual bond agreements will be issued to the bondholders.

Plan of Operation

ROI is a Land Development Company that owns and operates businesses in the land development industry. The Company's business model consists of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to large residential and commercial building developers. Our mission is to maximize our return on investment within the land development sector in Canada as well as Internationally. These investments and/or acquisitions may be directly acquired by our Company’s or via qualified Joint Venture Partners. Alternatively, our Company’s for practical purposes functions as a land investment banking firm. We strive to maintain the utmost respect of the environment, particularly by emphasizing and preserving more green spaces than the local laws require.

Results of Operations

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenues

We have limited operational history. From our inception on December 13, 2007 to June 30, 2014 we have not generated any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses and Other Income (Expense)

For the three months ended June 30, 2014, our total operating expenses were $869,274 compared to $5,365 for the three months ended June 30, 2013 resulting in an increase of $863,909. The increase is attributable to our efforts in organizing the Company in its new business model. Operating expenses for the three months ended June 30, 2014 consisted of consulting expense of $749,944 (of which $530,423 was stock based), legal fees of $50,000, and other corporate expenses and overhead of $69,330. The Company’s operating expenses for the three months ended June 30, 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s 2012 Annual Report of $5,365.

Other income (expense) incurred during the three months ended June 30, 2014 included interest income of $3,018, interest expense of $49,188 (2013: $550), exchange gain of $16,190 (2013: $-0-), and other expense of $284,985 (2013: $-0-).

Net loss for the three months ended June 30, 2014 was $1,216,619 compared to $5,915 for the three months ended June 30, 2013.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenues

We have limited operational history. From our inception on December 13, 2007 to June 30, 2014 we have not generated any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses and Other Income (Expense)

For the six months ended June 30, 2014, our total operating expenses were $1,390,605 compared to $10,317 for the six months ended June 30, 2013 resulting in an increase of $1,380,288. The increase is attributable to our efforts in organizing the Company in its new business model. Operating expenses for the six months ended June 30, 2014 consisted of consulting expense of $1,133,990 (of which $658,509 was stock based), legal fees of $84,954, and other corporate expenses and overhead of $171,661. The Company’s operating expenses for the six months ended June 30, 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s 2012 Annual Report of $10,317.

Other income (expense) incurred during the six months ended June 30, 2014 included interest income of $3,018 (2013: $-0-), interest expense of $49,188 (2013: $1,100), exchange gain of $17,753 (2013: $-0-), and other expense of $284,985 (2013: $-0-).

Net loss for the six months ended June 30, 2014 was $1,739,513 compared to $11,417 for the six months ended June 30, 2013.

Liquidity and Capital Resources

Overview

Historically, we have funded our working capital needs through sales of common stock and bonds and advances from officers and shareholders. Future cash needs for working capital, acquisitions and capital expenditures may require management to seek additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or projects. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses or projects.

For the six months ended June 30, 2014, we funded our operations through the sales of common stock, commons stock subscriptions and bonds, while for the six months ended June 30, 2013, we funded our operations through cash advanced from an officer. Our principal use of funds during the six months ended June 30, 2014 has been for the down payment on the acquisition of land and for general corporate expenses.

Liquidity and Capital Resources during the Six Months ended June 30, 2014 compared to the Six Months ended June 30, 2013

As of June 30, 2014, we had cash of $511,348 and working capital of $2,832,197.  The Company used cash in operations of $1,107,888 for the six months ended June 30, 2014 compared to cash used in operations of $8,825 for the six months ended June 30, 2013. The cash used in operating activities for the six months ended June 30, 2014 was attributable to the Company's net loss of $1,739,513, increased by the net changes in operating assets and liabilities of $26,884 and offset by stock based consulting fees of $658,509.  Cash used in operations for the six months ended June 30, 2013 was attributable to the Company's net loss of $11,417 offset by interest accrued on notes payable of $1,100 and the net changes in operating assets and liabilities of $1,492.

Cash used in investing activities was $1,042,740 and $-0- for the six months ended June 30, 2014 and 2013, respectively. Cash used in investing activities for the six months ended June 30, 2014 was $524,776 for the funding of mortgage notes and $517,964 for the acquisition of land held for development.

Cash provided by financing activities was $2,637,657 and $8,250 for the six months ended June 30, 2014 and 2013, respectively. Cash provided by financing activities for the six months ended June 30, 2014 included $400,000 of proceeds from the sale of bond subscriptions, proceeds from the sale of common stock of $637,894 and proceeds from common stock subscriptions of $1,602,563, offset by amounts paid to a shareholder for advances of $2,800. Cash provided by financing activities for the six months ended June 30, 2013 was advances from an officer of $8,250.

From July 1, 2014 through August 18, 2014, the Company received $711,839 for the sales of bonds.

From July 1, 2014 through August 18, 2014, the Company received $950,000 for subscriptions to purchase 2,714,285 shares of common stock.

On August 14, 2014, ROI DEV agreed to fund CTC a total of $918,182 (CAD 979,812) for a property development project under the Framework Agreement between the parties. On the same date, ROI DEV paid an installment of $918,182 (CAD 979,812) towards the funding and entered into a mortgage note receivable which is due the earlier of August 15, 2016 or the date the subject property is sold by CTC and bears interest at 8% per annum. ROI DEV obtained a first mortgage lien totaling $1,835,600 (CAD 1,958,812).

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

Item 4.     Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On April 2, 2014, pursuant to stock purchase agreements, the Company issued 1,774,269 shares of the Company’s common stock to thirteen individuals for cash of $620,994.

On May 14, 2014, pursuant to consulting agreements, the Company issued 8,000,000 shares of the Company’s common stock to eight individuals for consulting services to be rendered valued at $2,800,000.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document
Exhibit 101.LAB	XBRL Label Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROI LAND INVESTMENTS LTD.

Date: August 19, 2014	By: /s/ Sebastien Cliche
Sebastien Cliche
Chairman Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial Officer)

