Form 10-Q
period 2014-09-30
ROI LAND INVESTMENTS LTD
filed 2014-11-18
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 333-171892

ROI LAND INVESTMENTS LTD.

(Exact name of registrant as specified in its charter)

Nevada	26-1574051
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

825 Lebourgneuf Blvd., Suite 315 Quebec, Quebec	G2J 0B9
(Address of principal executive offices)	(Zip Code)

(418) 780-3982

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

As of November 13, 2014, the registrant had 20,141,340 shares of its Common Stock, $0.0001 par value, outstanding.

ROI LAND INVESTMENTS LTD.

FORM 10-Q

SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

 ROI Land Investments Ltd.

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)

ASSETS

Current assets:
Cash	$3,299,200	$–
Accounts receivable	307,222	–
Prepaid expenses and other current assets	1,643,293	–
Total current assets	5,249,715	–

Other assets:
Notes receivable	49,291	–
Mortgage notes receivable	1,849,280	–
Land held for development	63,425	–
Deposits on land	1,240,976	–

Total assets	$8,452,687	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$12,393	$9,226
Due to shareholder	–	2,800
Total current liabilities	12,393	12,026

Other liabilities:
Escrow deposits on convertible notes payable	2,824,139	–

Total liabilities	2,836,532	12,026

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, 50,000,000 shares authorized, par value $0.0001,no shares issued or outstanding	–	–
Common stock, 100,000,000 shares authorized, $.0001 par value, 20,141,340 and 8,475,500 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,014	848
Additional paid-in capital	4,649,243	109,651
Common stock issuable	4,149,263	–
Accumulated other comprehensive loss	(75,841)	–
Accumulated deficit	(3,108,524)	(122,525)
Total stockholders' equity (deficit)	5,616,155	(12,026)

Total liabilities and stockholders' equity (deficit)	$8,452,687	$–

See accompanying notes to financial statements.

ROI Land Investments Ltd.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$106,631	$–	$106,631	$–
General and administrative expenses	1,342,614	3,962	2,782,407	14,279
Loss from operations	(1,235,983)	(3,962)	(2,675,776)	(14,279)
Other income (expense):
Interest income	19,456	–	22,474	–
Interest expense	–	(550)	–	(1,650)
Exchange gain (loss)	(29,959)	–	(47,712)	–
Other expense	–	–	(284,985)	–
Total other income (expense)	(10,503)	(550)	(310,223)	(1,650)
Loss before income taxes	(1,246,486)	(4,512)	(2,985,999)	(15,929)
Provision for income taxes	–	–	–	–
Net loss	$(1,246,486)	$(4,512)	$(2,985,999)	$(15,929)

Net loss per share - basic and diluted	$(0.08)	$(0.00)	$(0.25)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	14,996,623	8,475,500	11,986,595	8,475,500

Net loss	$(1,246,486)	$(4,512)	$(2,985,999)	$(15,929)
Foreign currency translation loss	(97,601)	–	(75,841)	–
Total comprehensive loss	$(1,344,087)	$(4,512)	$(3,061,840)	$(15,929)

See accompanying notes to financial statements.

ROI Land Investments Ltd.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,985,999)	$(15,929)
Adjustments to reconcile net loss to net cash used in operations:
Stock based consulting fees	1,833,977	–
Accrued interest on notes payable	–	1,650
Accrued interest on notes receivable	(22,474)	–
Changes in operating assets and liabilities:
Accounts receivable	(114,539)	–
Prepaid expenses and other current assets	(22,346)	–
Accounts payable	3,167	2,894
Net cash used in operating activities	(1,308,214)	(11,385)
Cash flows from investing activities:
Funding of notes receivable	(49,291)	–
Funding of mortgage notes receivable	(2,041,963)	–
Acquisition of land held for development	(63,425)	–
Deposits made on land acquisition	(1,240,976)	–
Net cash used in investing activities	(3,395,655)	–
Cash flows from financing activities:
Advance from officer	–	10,810
Amounts due to shareholder, net	(2,800)	–
Proceeds from sale of convertible note subscriptions	2,824,139	–
Proceeds from sale of common stock	1,301,894	–
Proceeds from common stock subscriptions	4,145,063	–
Issuance costs	(189,386)	–
Net cash provided by financing activities	8,078,910	10,810

Effect of exchange rate changes on cash	(75,841)	–

Net increase (decrease) in cash	3,299,200	(575)
Cash at beginning of period	–	575
Cash at end of period	$3,299,200	$–
Continued

ROI Land Investments Ltd.

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash financing activities:
Mortgage note sold:
Notes receivable	$192,683	$–
Accounts receivable	$(192,683)	$–

8,795,000 shares of common stock issued for consulting fees:
Prepaid expenses and other current assets	$(3,078,250)	$–
Common stock	$879	$–
Additional paid in capital	$3,077,371	$–

12,000 shares of common stock issuable for consulting fees:
Prepaid expenses and other current assets	$(4,200)	$–
Common stock issuable	$4,200	$–

See accompanying notes to financial statements.

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

September 30, 2014

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $2,985,999 for the nine months ended September 30, 2014 and has incurred cumulative losses since inception of $3,108,524. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 2 – Notes Receivable

Notes Receivable

On August 20th, 2014, ROI DEV agreed to fund Coast to Coast Holdings, Inc. (“CTC”), a Canadian Construction corporation, a total of $49,291 (CAD 55,000) for an initial payment on a property development project under the Framework Agreement between the parties. On the same date, ROI DEV paid an installment of $49,291 (CAD 55,000) towards the funding and entered into a note receivable which is due on December 30, 2015 and bears interest at 8% per annum.

Mortgage Notes Receivable

On June 17, 2014, ROI DEV entered into a Framework Agreement with CTC. Under the terms of the agreement, ROI DEV will provide funding to CTC in the form of mortgage notes payable for property development projects, and provide financial and real estate advisory services, for a period of up to ten years. ROI DEV has the right to make the loan or not and each individual loan will be evidenced by its own promissory note with terms agreed on by the parties.

During the nine months ended September 30, 2014, ROI DEV funded a total of five loans totaling $2,091,254 (CAD 2,333,468). For the nine months ended September 30, 2014, the Company recognized $22,559 (CAD 24,779) of accrued interest on the loans, which is included in prepaid expenses and other current assets at September 30, 2014.

On June 14, 2014, ROI DEV agreed to fund CTC a total of $277,822 (CAD 310,000) for a property development project under the Framework Agreement between the parties. On the same date, ROI DEV paid an installment of $277,822 (CAD 310,000) towards the funding and entered into a mortgage note receivable which is due the earlier of July 15, 2016 or the date the subject property is sold by CTC and bears interest at 8% per annum and a 50 % participation to the profit (or commission on the future profit of the sale of the property). ROI DEV obtained a first mortgage lien for $277,822 (CAD 310,000).

On June 26th, 2014, ROI DEV agreed to fund CTC a total of $192,683 (CAD 215,000) for a property development project under the Framework Agreement between the parties. On the same date, ROI DEV paid an installment of $192,683 (CAD 215,000) towards the funding and entered into a mortgage note receivable which is due the earlier of July 15, 2016 or the date the subject property is sold by CTC and bears interest at 8% per annum and a 50 % participation to the profit (or commission on the future profit of the sale of the property). ROI DEV obtained a first mortgage lien totaling $192,683 (CAD 215,000). On September 1, 2014, the mortgage note, and accrued interest of $3,970 (CAD 4,430), was sold. $106,631 (CAD 117,500) of commission revenue was earned on the sale.

On August 15th, 2014, ROI DEV agreed to fund CTC a total of $878,108 (CAD 979,812) for a property development project under the Framework Agreement between the parties. On the same date, ROI DEV paid an installment of $878,108 (CAD 979,812) towards the funding and entered into a mortgage note receivable which is due the earlier of August 15, 2016 or the date the subject property is sold by CTC and bears interest at 8% per annum and a 50 % participation to the profit (or commission on the future profit of the sale of the property). ROI DEV obtained a first mortgage lien totaling $878,108 (CAD 979,812).

On September 15th, 2014, ROI DEV agreed to fund CTC a total of $693,350 (CAD 773,655) for a property development project under the Framework Agreement between the parties. On the same date, ROI DEV paid an installment of $693,350 (CAD 773,655) towards the funding and entered into a mortgage note receivable which is due the earlier of September 15, 2016 or the date the subject property is sold by CTC and bears interest at 8% per annum and a 50 % participation to the profit (or commission on the future profit of the sale of the property). ROI DEV obtained a first mortgage lien totaling $693,350 (CAD 773,655).

Note 3 – Land Held for Development

On August 1, 2014, the Company acquired a 2.15% interest in a land development project in France known as “Louisette Memories SARL” for $63,425 (EUR 50,000). The land consists of 226,000 square feet to be sub-divided into 30 residential properties. The Company is a co-investor with Rome Finance Group and Capital Evolution Group SAS.

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 4 – Deposits on Land

On March 24, 2014, the Company’s wholly-owned subsidiary, ROI DEV, executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport/Cambert Project”. Per the terms of the Agreement, the total cost of the purchase is $5,299,879 (CAD 5,913,723), of which $268,830 (CAD 300,000) was tendered upon execution as a firm initial deposit, with the remaining balance of $5,031,019 (CAD 5,613,723) to be paid on or before June 1, 2014. As the balances were not paid by June 1, 2014, the Company and 9284-0784 Quebec Inc. agreed to extend the due date and the Company paid additional deposits totaling $761,800 (CAD 850,000) and fees to extend the payment date of the transaction of $210,346 (CAD 234,709), which have been capitalized as part of the cost of the project. The Company’s former director, Patrick Bragoli, and current CEO and Chairman, Sebastien Cliche, each own 16.67% of 9284-0784 Quebec Inc.

On October 14, 2014, ROI DEV closed on the purchase of the land. The total cost of the purchase was $5,510,225 (CAD 6,148,432).

Note 5 – Convertible Notes Payable

During the nine months ended September 30, 2014, the Company initialized a convertible note offering to raise up to a total of $5,500,000. The notes will for a term of three years, bearing interest up to 10% per annum, are secured by an assignment of a First Ranking Mortgage on the Beauport property noted above, and are convertible at the option of the note holder at any time after the six month anniversary of the closing of the note at a conversion price equal to 90% of the average market price of the shares during the 30 day trading period preceding the conversion date. As of September 30, 2014, the Company received a total of $2,824,139 from the offering. This amount is being held in escrow until the offering is closed, which at that time individual note agreements will be issued to the noteholders. The offering closed on October 14, 2014 with an aggregate of $4,516,940 being raised.

Note 6 – Other Expense

During the nine months ended September 30, 2014, the Company paid $284,985 to Lamar to enable Lamar to acquire the 5,000,000 shares to effectuate the change in control. This expense has been classified as other expense.

Note 7 – Related Party Transactions

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

During the year ended December 31, 2013, a shareholder paid $2,800 of professional fees on behalf of the Company. The balance of $2,800 was outstanding at December 31, 2013. During the nine months ended September 30, 2014, the $2,800 was repaid to the shareholder.

During the nine months ended September 30, 2014, the Company paid $67,483 to Cliche Investments LLC for consulting services. Sebastien Cliche, a director of the Company, is the sole member of Cliche Investments LLC.

On May 14, 2014, the Company issued 1,500,000 shares to its President, Philippe Germain.

On May 16, 2014, the Company entered into an employment agreement with Sebastien Cliche, its Director and Chairman.  The agreement is effective as of May 1, 2014 and expires on May 1, 2019 and is automatically renewed for an additional one year term unless the Company or Executive delivers written notice to the other party at least 60 days preceding the expiration of the initial term or any one-year extension.  The employment agreement provides for compensation of $6,500 per month. In addition, the Executive received an initial award of 1,500,000 shares of the Company’s common stock and will additionally receive 1,000,000 shares every twelve months thereafter as per the duration of the agreement.

On July 24, 2014, the Company issued 1,000,000 shares as a severance payment to its former director, Patrick Bragoli.

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 8 – Stockholders’ Equity (Deficit)

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

Common Stock

During the nine months ended September 30, 2014, the Company received cash of $657,894 for 1,870,840 shares of its common stock.

During the nine months ended September 30, 2014, the Company received cash of $4,145,063 for stock subscriptions to purchase 11,843,035 shares of its common stock at $0.35 per share. The amount is included in common stock issuable at September 30, 2014.

During the nine months ended September 30, 2014, the Company issued 8,795,000 shares of common stock for consulting services from ten individuals. The shares were valued at $0.35, based on the price of shares sold to investors, for a total of $3,078,250. As of September 30, 2014, $1,479,777 has been charged to operations and the remaining $1,598,473 is included in prepaid expenses.

During the nine months ended September 30, 2014, the Company entered into a consulting agreement and agreed to issue 12,000 shares of common stock for consulting services. The shares are valued at $0.35, based on the price of shares sold to investors, for a total of $4,200 and are included in common stock issuable at September 30, 2014. As of September 30, 2014, the $4,200 has been charged to operations.

On July 24, 2014, the Company issued 1,000,000 shares as a severance payment to its former director, Patrick Bragoli. The shares were valued at $0.35, based on the price of shares sold to investors, for a total of $350,000.

Note 9 – Commitments and Contingencies

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

The Company has entered into certain consulting agreements which call for introduction fees to be paid to the consultants for capital received by the Company from investors introduced by the consultants. The fees range from i) 8% in cash and 4% in common stock to ii) 10% in cash and 10% in common stock of the amounts received by the Company. As of September 30, 2014, the Company has secured $1,750,000 in equity funding and $200,000 in convertible notes payable funding directly from the introductions by the consultants. $261,000 in introduction fees will be due and payable upon the Company closing on the Beauport/Cambert Project and will be credited to paid-in capital as issuance costs at that time.

Note 10 – Subsequent Events

From October 1, 2014 through November 12, 2014, the Company received $1,692,801 for the sales of convertible notes payable.

From October 1, 2014 through November 12, 2014, the Company received $1,439,886 for subscriptions to purchase 4,113,959 shares of common stock.

On October 14, 2014, ROI DEV closed on the purchase of the land known as the “Beauport/Cambert Project”. The total cost of the purchase was $5,510,225 (CAD 6,148,432).

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

On March 24, 2014, the Company’s wholly-owned subsidiary, ROI DEV, executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport/Cambert Project”. Per the terms of the Agreement, the total cost of the purchase is $5,299,879 (CAD 5,913,723), of which $268,830 (CAD 300,000) was tendered upon execution as a firm initial deposit, with the remaining balance of $5,031,019 (CAD 5,613,723) to be paid on or before June 1, 2014. As the balances were not paid by June 1, 2014, the Company and 9284-0784 Quebec Inc. agreed to extend the due date and the Company paid additional deposits totaling $761,800 (CAD 850,000) and finance charges on the outstanding balance of $210,346 (CAD 234,709). The Company’s former director, Patrick Bragoli, and current CEO and Chairman, Sebastien Cliche, each own 16.67% of 9284-0784 Quebec Inc.

On June 17, 2014, ROI DEV entered into a Framework Agreement with Coast to Coast Holding Ltd. (“CTC”), a Canadian corporation. Under the terms of the agreement, ROI DEV will provide funding to CTC in the form of mortgage notes payable for property development projects, and provide financial and real estate advisory services, for a period of up to ten years. ROI DEV has the right to make the loan or not and each individual loan will be evidenced by its own promissory note with terms agreed on by the parties. During the nine months ended September 30, 2014, ROI DEV funded a total of five loans totaling $2,091,254 (CAD 2,333,468).

During the nine months ended September 30, 2014, the Company initialized a convertible note payable offering to raise up to a total of $5,500,000. The bonds will for a term of three years bearing interest at 8% to 10% per annum. As of September 30, 2014, the Company received a total of $2,824,139 from the offering. This amount is being held in escrow until the offering is closed, which at that time individual note agreements will be issued to the noteholders. The offering closed on October 14, 2014 with an aggregate of $4,516,940 being raised.

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

Results of Operations

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues

Revenues for the three months ended September 30, 2014 were $106,631 as compared to $ nil for the three months ended September 30, 2013. The revenues consisted of commissions earned on the sale of a mortgage note receivable.

Operating Expenses and Other Income (Expense)

For the three months ended September 30, 2014, our total operating expenses were $1,342,614 compared to $3,962 for the three months ended September 30, 2013 resulting in an increase of $1,338,652. The increase is attributable to our efforts in organizing the Company in its new business model. Operating expenses for the three months ended September 30, 2014 consisted of consulting expense of $829,179 (of which $825,468 was stock based), legal fees of $79,710, stock based severance expense of $350,000, and other corporate expenses and overhead of $79,763. The Company’s operating expenses for the three months ended September 30, 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s 2012 Annual Report of $3,962.

Other income (expense) incurred during the three months ended September 30, 2014 included interest income of $19,456 (2013: $-0-), interest expense of $-0- (2013: $550), and exchange losses of $29,959 (2013: $-0-).

Net loss for the three months ended September 30, 2014 was $1,246,486 compared to $4,512 for the three months ended September 30, 2013.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Revenues

Revenues for the nine months ended September 30, 2014 were $106,631 as compared to $ nil for the nine months ended September 30, 2013. The revenues consisted of commissions earned on the sale of a mortgage note receivable.

Operating Expenses and Other Income (Expense)

For the nine months ended September 30, 2014, our total operating expenses were $2,782,407 compared to $14,279 for the nine months ended September 30, 2013 resulting in an increase of $2,768,128. The increase is attributable to our efforts in organizing the Company in its new business model. Operating expenses for the nine months ended September 30, 2014 consisted of consulting expense of $1,963,169 (of which $1,483,977 was stock based), legal fees of $164,664, stock based severance expense of $350,000, and other corporate expenses and overhead of $304,574. The Company’s operating expenses for the nine months ended September 30, 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s 2012 Annual Report of $14,279.

Other income (expense) incurred during the nine months ended September 30, 2014 included interest income of $22,474 (2013: $-0-), interest expense of $-0- (2013: $1,650), exchange losses of $47,712 (2013: $-0-), and other expense of $284,985 (2013: $-0-).

Net loss for the nine months ended September 30, 2014 was $2,985,999 compared to $15,929 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Overview

Historically, we have funded our working capital needs through sales of common stock and convertible notes payable and advances from officers and shareholders. Future cash needs for working capital, acquisitions and capital expenditures may require management to seek additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or projects. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses or projects.

For the nine months ended September 30, 2014, we funded our operations through the sales of common stock, commons stock subscriptions and convertible notes payable, while for the nine months ended September 30, 2013, we funded our operations through cash advanced from an officer. Our principal use of funds during the nine months ended September 30, 2014 has been for the down payment on the acquisition of land, the financing of mortgage notes payable and for general corporate expenses.

Liquidity and Capital Resources during the Nine months ended September 30, 2014 compared to the Nine months ended September 30, 2013

As of September 30, 2014, we had cash of $3,299,200 and working capital of $5,237,322. The Company used cash in operations of $1,308,214 for the nine months ended September 30, 2014 compared to cash used in operations of $11,385 for the nine months ended September 30, 2013. The cash used in operating activities for the nine months ended September 30, 2014 was attributable to the Company's net loss of $2,985,999, increased by interest accrued on notes receivable of $22,474 and the net changes in operating assets and liabilities of $133,718 and offset by stock based consulting fees of $1,833,977. Cash used in operations for the nine months ended September 30, 2013 was attributable to the Company's net loss of $15,929 offset by interest accrued on notes payable of $1,650 and the net changes in operating assets and liabilities of $2,894.

Cash used in investing activities was $3,395,655 and $-0- for the nine months ended September 30, 2014 and 2013, respectively. Cash used in investing activities for the nine months ended September 30, 2014 was $2,091,254 for the funding of mortgage notes, $63,425 for the acquisition of land held for development, and $1,240,976 for deposits on land held for development.

Cash provided by financing activities was $8,078,910 and $10,810 for the nine months ended September 30, 2014 and 2013, respectively. Cash provided by financing activities for the nine months ended September 30, 2014 included $2,824,139 of proceeds from the sale of convertible notes payable subscriptions, proceeds from the sale of common stock of $1,301,894 and proceeds from common stock subscriptions of $4,145,063, offset by amounts paid to a shareholder for advances of $2,800 and issuance costs on proceeds received for the sale of common stock and subscriptions of $189,386. Cash provided by financing activities for the nine months ended September 30, 2013 was advances from an officer of $10,810.

From October 1, 2014 through November 12, 2014, the Company received $1,692,801 for the sales of convertible notes payable.

From October 1, 2014 through November 12, 2014, the Company received $1,439,886 for subscriptions to purchase 4,113,959 shares of common stock.

On October 14, 2014, ROI DEV closed on the purchase of the land known as the “Beauport/Cambert Project”. The total cost of the purchase was $5,510,225 (CAD 6,148,432).

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

Item 4.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2014, pursuant to consulting agreements, the Company issued 1,345,000 shares of the Company’s common stock to four individuals for consulting services to be rendered valued at $470,750.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer *
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer *
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 101.INS	XBRL Instance Document **
Exhibit 101.SCH	XBRL Schema Document **
Exhibit 101.CAL	XBRL Calculation Linkbase Document **
Exhibit 101.DEF	XBRL Definition Linkbase Document **
Exhibit 101.LAB	XBRL Label Linkbase Document **
Exhibit 101.PRE	XBRL Presentation Linkbase Document **

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROI LAND INVESTMENTS LTD.

Date: November 18, 2014	By: /s/ Sebastien Cliche
Sebastien Cliche
Chairman Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial Officer)

