Form 10-K
period 2014-12-31
ROI LAND INVESTMENTS LTD
filed 2015-04-22
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

On June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $10,590,626, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $1.00. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 20, 2015, there were 41,890,604 shares of the Company’s par value $0.0001 common stock issued and outstanding.

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

i

ii

PART I

Item 1. BUSINESS

Organization

On December 13, 2007, ROI Land Investments Ltd. (“we”, “the Company”) was incorporated under the laws of the State of Nevada under the name of Conex MD, Inc. We were engaged in the business of providing specialized healthcare staffing to small and medium sized businesses. The Company had recruited healthcare professionals on assignments of varied duration and in permanent positions with clients in the United States. The services included hiring administration, information technology, sales and at the executive level.

On September 17, 2013, Lamar Investment Ltd (“Lamar”) purchased 5,000,000 shares of restricted common stock of Conex MD, Inc., representing 59% of the shares in the Company, from its then two Directors, Dr. Jacob Bar Ilan and Dr. Ely Steinberg for $230,000 in cash. On September 17, 2013, the shareholders of the Company elected two new Directors, Patrick Bragoli and Sebastien Cliche. On October 28, 2013, FINRA gave final approval to the name change to ROI Land Investments Ltd and assigned the ticker symbol to ROII to better reflect the new direction of the Company. Subsequently, on May 19, 2014, Mr. Bragoli resigned as Director. On August 19, 2014, the shareholders of the Company elected Mr. Robert Boisjoli and Mr. Sami B. Chaouch to the board of directors.

We now specializes in land development. Our new business model consist of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to established residential and commercial building developers.

On November 15, 2013, the Company organized ROI Dev Canada Inc. (“ROI DEV”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI DEV was organized to acquire and manage land acquisitions.

General

We operate in the land development sub-sector niche of the real estate industry, where its main activity consists of acquiring, zoning and converting raw land into a construction-ready site. The land development process implemented by ROI consists of four phases:

•	Land acquisition - Purchasing land ready for development, in a strategic location and without any prohibited zoning restrictions.

•	Permits applications - Executed within the local municipalities to effectuate the legal right for current and future infrastructures development.

•	Infrastructures - Outsourcing to qualified experts of the necessary technical and construction work.

•	Profit taking - Final sale of the licensed, zoned and (by now) subdivided and construction-ready land unit to established regional residential developers.

Our mission is to acquire, fund and service land development opportunities. We strive to become a leader in green land development by maintaining the utmost respect of the environment, particularly by emphasizing and preserving more green spaces than the local laws require.

Market Opportunity

ROI has developed several compelling reasons for market and industry success:

•	Experienced management team:
o	Over 70 years of combined real estate development experience
o	Over 1000 combined lots developed in the past 10 years by the team
o	Strategic network of construction companies, financial institutions and owners of large available land tracts
o	Ability to promptly identify and close land acquisitions
o	Ability to manage complex transactions
•	Prime Location Selection focusing on the fastest growing markets:
o	Canada: Quebec and British Columbia
o	United States: Colorado, Texas and Florida projected in 2015-2016
o	Europe: French Riviera
o	UAE (Dubai): Projected in 2015-2016

Current Projects

We currently have the following real estate projects in development:

Beauport, QC

This project is the only low density project in Beauport in the next 10 years. No other parcel of land is available in this strategic sector of the city. There are already 3 building contractors interested in reserving land on this parcel. Beauport is a city in the suburbs of Quebec. The city is exploding demographically and the sector is highly praised by young families. The main roads are 2 km away from the project and all services, including a shopping center, restaurants, grocery store, clinic, primary school and high school etc. are less than 1 km away. The projects will consist of townhouses, semi-detached and standard houses. Infrastructures will be necessary and are included in the budget. As of December 31, 2014, we have invested $5,431,448 (CAD 6,316,372) in the property.

Terrace, BC

Terrace is a city on the Skeena River in British Columbia, Canada. The Terrace region is booming because of the Liquefied Natural Gas (LNG) projects underway. Companies invest hundreds of millions in advanced work in order to be prepared for LNG. Indeed, these regions have a lack of installation and really need to house their workers. We, with our partner Coast to Coast holding, Ltd., have taken part of this huge opportunity by buying land to build apartments.

As of December 31, 2014, we own three properties in Terrace with a total cost to date of $1,774,376 (CAD 2,063,467).

Kitimat, BC

The Kitimat region is booming because of the LNG projects underway. Companies are investing hundreds of millions of dollars in advanced work in order to be prepared for the LNG projects. Currently, this region lacks the infrastructure and single family dwellings needed to house their workers. Investments are being made into this region to help strengthen the local community and to create economic advantages that will leave a lasting legacy for future generations of British Columbians.

We have acquired approximately 250,000 square feet of prime residential land development to build over 300 apartment units. As of December 31, 2014, we have invested $1,757,139 (CAD 2,043,423) in the property in Kitimat subject to a land loan in the amount of $1,160,865 (CAD 1,350,000).

Louisette, France

Louisette is located in Seyne sur Mer, Var, South of France. The land is less than 5 minutes from the Six-Fours beach, which is a region rich in tourism. This also has an excellent orientation and no major difficulties of earthmoving. This is a highly profitable opportunity for all investors, as this area is one of the last unbuilt in la Seyne sur Mer and the demand for land to build is very strong. We are co-investing on this project with Rome Finance Group and Capital Evolution Group SAS. As of December 31, 2014, we own 2% of the project.

Project Funding Activity

On June 17, 2014, ROI DEV entered into a Framework Agreement with Coast to Coast Holdings, Inc. (“CTC”), a Canadian Construction corporation. Under the terms of the agreement, ROI DEV will provide funding to CTC in the form of notes and mortgage notes receivable for property development projects, CTC will provide the Company financial and real estate advisory services, for a period of up to ten years. ROI DEV has the right to make the loan or not and each individual loan will be evidenced by its own promissory note with terms agreed upon by the parties.

Funding activity under the Framework Agreement for the year ended December 31, 2014 was as follows:

Notes	Amount Funded	Exchanged For Land	Balance December 31, 2014

Mortgage Notes:
840 Graham St., BC	$266,569	$(266,569)	$–
3320 Kenney St., BC	184,879	–	184,879
3304 Kenney St., BC	842,540	(842,540)	–
4922 Park Ave., BC	665,266	(665,266)
Unsecured Notes:
1015-1050 Nalabila Blvd, BC	596,274	(596,274)
3320 Kenney St., BC	752,413	–	752,413
	$3,307,941	$(2,370,649)	$937,292

On December 31, 2014, we entered into a Purchase and Sale Agreement with CTC whereby we have received the title interest in the four properties above acquired by CTC in exchange for relieving CTC from any further obligation of the notes and mortgage notes receivable. Additionally, we have agreed to assume CTC’s land loan for the 4922 Park Ave. property of $1,160,865. Under the purchase and sale agreement, we are obligated to pay CTC a fee for financial and real estate advisory services equal to a percentage of the net profits earned on the sale of the properties, as defined.

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

Intellectual Property

We have not filed for any protection of our name or “mark”; however, we intend to do so and shall strive to protect our proprietary financial model through copy rights laws.

Employees

We currently have one full-time and no part-time employees. We utilize the services of numerous consultants to provide day-to-day and project based duties.

Item 1A. Risk Factors

Not required by smaller reporting companies.

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

The Company entered into a commitment to lease certain office space in Dubai, United Arab Emirates. The office is 3,369 square feet, is for three and a quarter years commencing March 25, 2015 and requires annual escalating rent payments beginning at $21,743 per year.

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

Market Information

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is quoted on the OTC Markets Bulletin Board (“OTCBB”) under the symbol "ROII.QB".  As of December 31, 2014, the Company’s common stock was held by 94 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended		For the Year Ended
	December 31, 2014		December 31, 2013
	High	Low	High	Low
First Quarter	$1.65	$1.00	$1.01	$1.01
Second Quarter	$1.55	$0.80	$1.01	$1.01
Third Quarter	$1.50	$1.00	$1.01	$0.75
Fourth Quarter	$1.70	$1.00	$2.00	$0.75

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.0001 per share. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

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

Penny Stock

Our common stock is considered to be a "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Recent Sales of Unregistered Securities

On December 2, 2014, the Company issued 15,812,798 shares of its common stock to thirty-four investors for $5,534,480 in cash under a private placement offering.

On December 3, 2014, pursuant to consulting agreements, the Company issued 2,006,866 shares of its common stock to nine individuals or entities for consulting services rendered valued at $702,403.

On December 3, 2014, pursuant to notes payable agreements, the Company issued 882,500 shares of its common stock to four noteholders as discounts to the notes valued at $308,875.

On December 3, 2014, the Company issued 200,000 shares of its common stock to two Directors as compensation valued at $70,000.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6. Selected Financial Data

As the Company is a “smaller reporting company,” this item is inapplicable.

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

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

Revenues

Our revenues were $70,315 for the year ended December 31, 2014 compared to $nil for the year ended December 31, 2013. 2014 revenues consisted of $70,315 of interest income earned on notes receivables.

Operating Expenses

For the year ended December 31, 2014 our total operating expenses were $5,055,286 compared to $17,079 for the year ended December 31, 2013 resulting in an increase of $5,038,207.  The increase is attributable to advertising and marketing expenses of $321,557 in 2014 (2013: $-0-); Compensation costs of $438,081 in 2014, of which $420,000 was stock-based (2013: $-0-); Consulting fees of $3,745,398 in 2014, of which $3,279,500 was stock-based (2013: $-0-); Professional fees of $159,799 in 2014 (2013: $-0-); Travel expenses of $226,288 in 2014 (2013: $-0-); and general and administrative expenses of $164,163 in 2014 (2013: $17,079).

Other income and expenses consisted of interest expense of $195,672 in 2014 (2013: $1,650) offset by exchange gains of $2,960 in 2014 (2013: $-0-).

As a result, net loss was $5,177,683 for the year ended December 31, 2014 compared to $18,729 for the year ended December 31, 2013.

Liquidity and Capital Resources

Overview

Historically, we have financed our cash flow and operations from the sale of common stock and issuance of notes payable.  Our principal use of funds during the year ended December 31, 2014 was for the acquisition of properties, the funding of notes receivable for property projects and development, and general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2014 compared to the year ended December 31, 2013

At December 31, 2014, we had cash of $745,821 and a deficit in working capital of $5,173,321.  We used cash in operations of $9,864,964 for the year ended December 31, 2014 compared to negative cash flow from operations of $11,385 for the year ended December 31, 2013. The negative cash flow from operating activities for the year ended December 31, 2014 is attributable to the Company's net loss from operations of $5,177,683, offset by amortization of other assets of $14,340, stock-based consulting fees of $3,279,500, stock issued in lieu of cash compensation of $420,000, amortization of debt issuance costs of $52,544, accretion of debt discount of $22,001, and amortization of profit participation discount of $14,043, and changes in operating assets and liabilities of $249,681, and increased by funding of notes receivable of $3,307,942 and the acquisition of land held for development of $5,431,448. Cash used in operations for the year ended December 31, 2013 is primarily attributable to the Company's net loss from operations of $18,729, offset by expenses paid by a shareholder of $2,800 and net cash from changes in operating assets and liabilities of $4,544.

Cash used in investing activities for the year ended December 31, 2014 consisted of $60,750 investment in a cost-method investee. We did not use any cash for investing activities for the year ended December 31, 2013.

Net cash provided by financing activities for the year ended December 31, 2014 consisted of $4,768,955 from the issuance of convertible notes payable, net of issuance costs, $567,617 for deposits received for notes payable, $5,400,487, net of issuance costs, for the sale of common stock, and $379,015 of a capital contribution from a shareholder, offset by $2,800 of amounts paid on advances from a shareholder. Cash provided by financing activities for the year ended December 31, 2013 consisted of $10,810 advanced from an officer of the Company.

We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any guaranteed arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, or issuing additional notes payable, will increase our liabilities and future cash commitments.

We currently are seeking investments in notes payable of up to $8,500,000 to fund land acquisitions and development. As of April 21, 2015, we have received deposits of $2,169,270 for the notes payable. Also from January 1, 2015 through April 21, 2015, we have received $1,115,610 from the sale of common stock and have funded $408,453 of notes receivable.

As a result of the Company's going concern, the Company was unable to remain in compliance with the financial covenants arising under all of its long-term convertible note agreements. The creditors have not waived the financial covenant requirements. The Company has been working with the different creditors to restructure the existing debt; however, an agreement satisfactory to the Company has not been reached. A total of $5,339,497 of long-term debt is subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying consolidated Balance Sheet at December 31, 2014. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest.

Going Concern

We have incurred net losses since our inception on December 13, 2007 through December 31, 2014 totaling $5,300,208 and have implemented only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing significant revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Accordingly, our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2014 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Critical Accounting Policies and Estimates

Our principal accounting policies are described in Note 2 of the audited financial statements included elsewhere in this report. The preparation of the financial statements in accordance with accounting principles generally accepted in the Unites States (“U.S. GAAP”) requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Significant accounting policies, including areas of critical management judgments and estimates, include the following:

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP. The Company has no bifurcated derivative instruments at December 31, 2014 and 2013.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of the conversion options embedded in the debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company has not recorded any beneficial conversion feature as of December 31, 2014 as the embedded conversion options in its notes payable do not meet the firm commitment criterion as described under applicable U.S. GAAP.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. Management believes that its long lived assets are not impaired as of December 31, 2014.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock-based compensation awards issued to non-employees are recorded in expense, common stock and additional paid-in capital over the applicable vesting periods using variable accounting through the vesting dates based on the fair value of the stock-based compensation awards at the end of each period.

Income Taxes

Income taxes are accounted for under the liability method under the provisions of ASC Topic 740, “Income Taxes”.  Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the carrying amounts of assets and liabilities reported in the financial statements and their respective tax bases.  Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.  The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.  Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

ASC Topic 740 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2014 and 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations. The Company has not filed any federal tax returns since inception and may be subject to failure-to-file penalties. The Company estimates that the amount of penalties, if any, will not have a material effect on its results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any.

Revenue Recognition

The development time of our properties is generally more than one year from when development of the property begins, although some properties may take less than one year to complete. Revenues and cost of revenues from these property sales are recorded at the time each property parcel is delivered and title and possession are transferred to the buyer.

Revenues from interest income on notes and mortgage notes receivable are recognized when earned per the terms of the applicable note agreements.

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

Item 8. Financial Statements and Supplementary Data

ROI Land Investments Ltd. and Subsidiary

December 31, 2014 and 2013

13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ROI Land Investments Ltd.

We have audited the accompanying consolidated balance sheet of ROI Land Investments Ltd. and Subsidiary (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ROI Land Investments Ltd. and Subsidiary as of December 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1, the Company has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

April 21, 2015

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of ROI Land Investments Ltd.:

We have audited the accompanying balance sheets of ROI Land Investments Ltd. as of December 31, 2013 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROI Land Investments Ltd. as of December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2013, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

April 14, 2014

ROI Land Investments Ltd. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$745,821	$–
Note receivable	752,413	–
Mortgage note receivable	184,879	–
Interest receivable	68,079	–
Prepaid interest	324,396	–
Other current assets	39,023	–
Total current assets	2,114,611	–
Other assets:
Land held for development	8,962,963	–
Investment in cost-method investee	60,750	–
Other assets, net	52,813	–
Total other assets	9,076,526	–

Total assets	$11,191,137	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,187,460	$9,226
Land loan	1,160,865	–
Convertible notes payable, net of discounts	4,174,844	–
Profit participation liability	197,146	–
Deposits on notes payable subscriptions	567,617	–
Due to shareholder	–	2,800
Total current liabilities	7,287,932	12,026

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Common stock, 100,000,000 shares authorized, par value $0.0001, 39,043,504 and 39,619,219 shares issued and outstanding at December 31, 2014, respectively, and 8,475,500 shares issued and outstanding at December 31, 2013	3,962	848
Additional paid-in capital	9,641,190	109,651
Accumulated other comprehensive loss	(441,739)	–
Accumulated deficit	(5,300,208)	(122,525)
Total stockholders' equity (deficit)	3,903,205	(12,026)

Total liabilities and stockholders' equity (deficit)	$11,191,137	$–

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2014	2013

Revenue:
Interest income	$70,315	$–

Operating expenses:
Advertising and marketing	321,557	–
Compensation	438,081	–
Consulting fees	3,745,398	–
Professional fees	159,799	–
Travel expenses	226,288	–
General and administrative expenses	164,163	17,079

Total operating expenses	5,055,286	17,079

Loss from operations	(4,984,971)	(17,079)

Other income (expense):
Interest expense	(195,672)	(1,650)
Exchange gain	2,960	–
Total other income (expense)	(192,712)	(1,650)

Loss before income taxes	(5,177,683)	(18,729)

Provision for income taxes	–	–

Net loss	$(5,177,683)	$(18,729)

Net loss per share - basic and diluted	$(0.29)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	17,605,372	8,475,500

Net loss	$(5,177,683)	$(18,729)

Foreign currency translation loss	(441,739)	–

Total comprehensive loss	$(5,619,422)	$(18,729)

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(5,177,683)	$(18,729)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of other assets	14,340	–
Stock based consulting fees	3,279,500	–
Stock issued in lieu of cash compensation	420,000	–
Expenses paid by shareholder	–	2,800
Amortization of debt issuance costs	52,544	–
Accretion of debt discount on convertible notes payable	22,001	–
Accretion of profit participation discount on convertible notes payable	14,043	–
Changes in operating assets and liabilities:
Funding of notes receivable	(3,307,942)	–
Interest receivable	(68,079)	–
Prepaid interest	(324,396)	–
Other current assets	(39,023)	–
Acquisition of land held for development	(5,431,448)	–
Other assets	(67,153)	–
Accounts payable and accrued expenses	748,332	4,544
Net cash used in operating activities	(9,864,964)	(11,385)

Cash flows from investing activities:
Investment in cost-method investee	(60,750)	–
Net cash used in investing activities	(60,750)	–

Cash flows from financing activities:
Advance from officer	–	10,810
Amounts due to shareholder, net	(2,800)	–
Proceeds from sale of convertible notes payable, net of issuance costs	4,768,955	–
Proceeds from deposits for notes payable subscriptions	567,617	–
Proceeds from sale of common stock, net of issuance costs	5,400,487	–
Capital contribution from shareholder	379,015	–
Net cash provided by financing activities	11,113,274	10,810

Effect of exchange rate changes on cash	(441,739)	–

Net increase (decrease) in cash	745,821	(575)

Cash and cash equivalents at beginning of year	–	575

Cash and cash equivalents at end of year	$745,821	$–

Continued

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2014	2013

Supplemental disclosure of cash flow information:

Cash paid for interest	$410,135	$–

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:

258,111 shares of common stock issued and 246,683 shares of common stock issuable for debt issuance costs:
Deferred debt issuance costs	$(176,678)	$–
Common stock	$26	$–
Additional paid in capital	$90,313	$–
Accounts payable and accrued expenses	$86,339	$–

Acquisition of land held for development:
Land held for development	$(3,531,515)	$–
Mortgage notes receivable	$1,774,375	$–
Notes receivable	$596,275	$–
Land loan	$1,160,865	$–

1,173,755 shares of common stock issued and 981,609 shares of common stock issuable for equity issuance costs:
Additional paid in capital (value of issuance costs)	$(754,377)	$–
Common stock	$117	$–
Additional paid in capital	$410,697	$–
Accounts payable and accrued expenses	$343,563	$–

882,500 shares of common stock issued as debt discount:
Debt discount on convertible notes payable	$(308,875)	$–
Common stock	$88	$–
Additional paid in capital	$308,787	$–

Profit participation discount on convertible notes payable:
Profit participation discount - convertible notes payable	$(197,146)	$–
Profit participation liability	$197,146	$–

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

Consolidated Statement of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2014 and 2013

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders' equity
	Shares	Amount	capital	loss	deficit	(deficit)
Balance, December 31, 2012	8,475,500	$848	$69,162	$–	$(103,796)	$(33,786)

Settlement of debt by shareholders	–	–	40,489	–	–	40,489

Net loss for the year	–	–	–	–	(18,729)	(18,729)

Balance, December 31, 2013	8,475,500	848	109,651	–	(122,525)	(12,026)

Common stock issued for cash	17,683,638	1,768	6,170,606	–	–	6,172,374

Common stock subscribed for cash	575,715	58	217,442	–	–	217,500

Common stock issued for compensation	1,200,000	120	419,880	–	–	420,000

Common stock issued for services	9,370,000	937	3,278,563	–	–	3,279,500

Common stock issued for debt issuance costs	258,111	26	90,313	–	–	90,339

Common stock issued as debt discount	882,500	88	308,787	–	–	308,875

Common stock issued for equity issuance costs	1,173,755	117	410,697	–	–	410,814

Common stock issuance costs	–	–	(1,743,764)	–	–	(1,743,764)

Capital contribution from shareholder	–	–	379,015	–	–	379,015

Foreign currency translation loss	–	–	–	(441,739)	–	(441,739)

Net loss for the year	–	–	–	–	(5,177,683)	(5,177,683)

Balance, December 31, 2014	39,619,219	$3,962	$9,641,190	$(441,739)	$(5,300,208)	$3,903,205

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 1 – Organization and Going Concern

Organization

ROI Land Investments Ltd. (“the Company”) was incorporated in Nevada on December 13, 2007 under the name Conex MD, Inc.

As of September 17, 2013, the Company was a provider of specialized healthcare staffing to small and medium sized businesses. The Company had recruited healthcare professionals on assignments of varied duration and in permanent positions with clients in the United States. The services included hiring administration, information technology, sales and at the executive level.

On September 17, 2013, Lamar Investment Ltd (“Lamar”) purchased 5,000,000 shares of restricted common stock of Conex MD, Inc., representing 59% of the shares in the Company, from its then two Directors, Dr. Jacob Bar Ilan and Dr. Ely Steinberg for $230,000.00 in cash. On September 17, 2013, the shareholders of the Company elected two new Directors, Patrick Bragoli and Sebastien Cliche. On October 28, 2013, FINRA gave final approval to the name change to ROI Land Investments Ltd and assigned the ticker symbol to ROII to better reflect the new direction of the Company. Subsequently, on May 19, 2014, Mr. Bragoli resigned as Director. On August 19, 2014, the shareholders of the Company elected Mr. Robert Boisjoli and Mr. Sami B. Chaouch to the board of directors.

ROI Land Investments Ltd now specializes in land development opportunities both in Canada as well as internationally. The Company's business model consist of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to established residential and commercial building developers. Our business model also consists of providing financing opportunities to qualified joint venture partners.

On November 15, 2013, the Company organized ROI Dev Canada Inc. (“ROI DEV”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI DEV was organized to acquire and manage land acquisitions in Canada.

Going Concern

The Company has incurred a net loss of $5,177,683 for the year ended December 31, 2014 and has incurred cumulative losses since inception of $5,300,208. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 1 – Organization and Going Concern (Continued)

Going Concern (Continued)

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of ROI Land Investments Ltd. and its wholly-owned subsidiary, ROI DEV Canada Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the valuation of share-based payments and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. At December 31, 2014 and 2013, cash equivalents consisted of bank accounts held at financial institutions.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 2 – Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

The Company maintains cash and cash equivalents in bank accounts, which, at times, may exceed federally insured limits (Canada Deposit Insurance Corporation). The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Other Assets, net

Other assets at December 31, 2014 consist of website setup costs and publicity campaign costs and are recorded at cost. Amortization expense of $14,340 on these other assets is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives as follows:

Website setup	5 years
Publicity campaign	3 years

Fair Value of Financial Instruments

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 based on the degree to which fair value is observable:

Level 1 - fair value measurements are those derived from quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3 - fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. The Company applied the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 820 “Fair Value Measurement” for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 2 – Summary of Significant Accounting Policies (Continued)

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP. The Company has no bifurcated derivative instruments at December 31, 2014 and 2013.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of the conversion options embedded in the debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company has not recorded any beneficial conversion feature as of December 31, 2014 as the embedded conversion options in its notes payable do not have a fixed conversion price at the issuance date of the notes payable as described under applicable U.S. GAAP.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. Management believes that its long lived assets are not impaired as of December 31, 2014.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 2 – Summary of Significant Accounting Policies (Continued)

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock-based compensation award issued to non-employees are recorded in expense, common stock and additional paid-in capital over the applicable vesting periods using variable accounting through the vesting dates based on the fair value of the stock-based compensation award at the end of each period.

Income Taxes

Income taxes are accounted for under the liability method under the provisions of ASC Topic 740, “Income Taxes”. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the carrying amounts of assets and liabilities reported in the financial statements and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

ASC Topic 740 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2014 and 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations. The Company has not filed any federal tax returns since inception and may be subject to failure-to-file penalties. The Company estimates that the amount of penalties, if any, will not have a material effect on its results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any.

The Company will prepare and file overdue federal tax returns for 2007 through 2014, which are anticipated to be completed and filed by the end of fiscal 2015.

Revenue Recognition

The development time of our properties is generally more than one year from when development of the property begins, although some properties may take less than one year to complete. Revenues and cost of revenues from these property sales are recorded at the time each property parcel is delivered and title and possession are transferred to the buyer.

Revenues from interest income on notes and mortgage notes receivable are recognized when earned per the terms of the applicable note agreements.

Comprehensive Income (Loss)

The Company adopted ASC Topic 220, “Comprehensive Income” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statements of Operations and Comprehensive Loss. Comprehensive income (loss) comprises equity except those resulting from investments by owners and distributions to owners. The Company’s only element of “other comprehensive loss” for the years ended December 31, 2014 and 2013 was the loss on foreign currency translation.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 2 – Summary of Significant Accounting Policies (Continued)

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2014 and 2013, there was a total of $5,339,497 of convertible notes payable convertible into shares of the Company’s common stock at a 10% discount to the average market price for the thirty days prior to conversion. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of loss per share.

Foreign Currency

The Company has determined that the functional currency of its foreign operation is the respective local currency. As such, assets and liabilities of the Company’s foreign operation is translated using the period-end exchange rates, and revenues and expenses are translated using the exchange rate as determined throughout the period. Unrealized gains or losses resulting from translation are included in accumulated other comprehensive income (loss) and as a separate component of the Company’s shareholders’ equity (deficit).

Development Stage Enterprise

Since inception, the Company became a “development stage company” as defined in ASC Topic 915 “Development Stage Entities”. On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company has elected early adoption of this guidance effective with the filing of its quarterly report as of June 30, 2014 filed on August 19, 2014.

Segment Information

In accordance with the provisions of ASC 280, “Segment Reporting”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of December 31, 2014 and 2013.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 3 – Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which provides guidance in evaluating entities for inclusion in consolidations. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. The Company does not believe the adoption of ASU 2015-02 will have a material effect on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force)”, which provides guidance which clarifies guidance as to the specific method to be used in evaluating hybrid financial derivatives. ASU 2014-16 is effective for fiscal years beginning after December 15, 2015. The Company does not believe the adoption of ASU 2014-16 will have a material effect on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The objective of the amendments in this Update is to provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.”  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company does not believe the adoption of ASU 2014-15 will have a material effect on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”, which provides guidance for accounting and reporting for share-based award programs in which the performance target is achieved after the employee completes the requisite service period. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. The Company does not believe the adoption of ASU 2014-12 will have a material effect on its consolidated financial statements.

Note 4 – Notes Receivable

On June 17, 2014, ROI DEV entered into a Framework Agreement with Coast to Coast Holdings, Inc. (“CTC”), a Canadian Construction corporation. Under the terms of the agreement, ROI DEV will provide funding to CTC in the form of notes receivable and mortgage notes receivable for property development projects, and provide financial and real estate advisory services, for a period of up to ten years. ROI DEV has the right to make the loan or not and each individual loan will be evidenced by its own promissory note with terms agreed upon by the parties.

On December 31, 2014, the Company had one unsecured note receivable outstanding with CTC under the Framework Agreement for $752,413 (CAD 875,000). The note bears interest at 8% and is due December 30, 2015.

On December 31, 2014, the Company had one mortgage note receivable outstanding with CTC under the Framework Agreement for $184,879. The note bears interest at 8% and is due on the earlier of (i) December 30, 2015 or (ii) the date upon which the subject property is sold by CTC. The mortgage note is collateralized by a mortgage on the land acquired by CTC.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 4 – Notes Receivable (Continued)

Funding activity under the Framework Agreement for the year ended December 31, 2014 was as follows:

Notes	Amount Funded	Exchanged For Land	Balance December 31, 2014

Mortgage Notes:

840 Graham St., BC	$266,569	$(266,569)	$–

3320 Kenney St., BC	184,879	–	184,879

3304 Kenney St., BC	842,540	(842,540)	–

4922 Park Ave., BC	665,266	(665,266)

Unsecured Notes:

1015-1050 Nalabila Blvd, BC	596,274	(596,274)

3320 Kenney St., BC	752,413	–	752,413

	$3,307,941	$(2,370,649)	$937,292

On December 31, 2014, we entered into a Purchase and Sale Agreement with CTC whereby we have received the title interest in the four properties above acquired by CTC and have relieved CTC from any further obligation of the notes and mortgage notes receivable.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 5 – Land Held For Development

Land held for development consists of the following projects at December 31, 2014:

Property / Project	USD	CAD

Beauport	$5,431,448	$6,316,372

840 Graham Street, Terrace, BC	266,569	310,000

3304 Kenney Street, Terrace, BC	842,541	979,812

4922 Park Avenue, Terrace, BC	665,266	773,655

1015-1050 Nalabila Blvd, Kitimat, BC	1,757,139	2,043,423

	$8,962,963	$10,423,262

On October 14, 2014, ROI DEV closed on the purchase of the land from 9284-0784 Quebec Inc. The total cost of the purchase was $5,287,037 (CAD 6,148,432). From October 14, 2014 through December 31, 2014, the Company has incurred an additional $144,411 (CAD 167,940) of project development costs and has been capitalized as a part of the project resulting in a balance in the project of $5,431,448 (CAD 6,316,372). The Company’s former director, Patrick Bragoli, and current CEO and Chairman, Sebastien Cliche, each own 16.67% of 9284-0784 Quebec Inc.

On June 14, 2014, ROI DEV agreed to fund CTC a total of $266,569 (CAD 310,000) for a property development project known as 840 Graham Street, Terrace, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the mortgage note receivable.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 5 – Land Held For Development (Continued)

On August 15th, 2014, ROI DEV agreed to fund CTC a total of $842,541 (CAD 979,812) for a property development project known as 3304 Kenney Street, Terrace, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the mortgage note receivable.

On September 15th, 2014, ROI DEV agreed to fund CTC a total of $665,266 (CAD 773,655) for a property development project known as 4922 Park Avenue, Terrace, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the mortgage note receivable.

During the year ended December 31, 2014, ROI DEV agreed to fund CTC a total of $596,274 (CAD 693,423) on a property development project known as 1015-1050 Nalabila Blvd, Kitimat, BC (“Kitimat”) under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the note receivable. Additionally, the Company has agreed to assume CTC’s land loan in the amount of $1,160,865 (CAD 1,350,000), for a total project cost of $1,757,139 (CAD 2,043,423). The land loan is non-interest bearing, due April 24, 2015 and is secured by the property.

Note 6 – Investment in Cost-Method Investee

On August 1, 2014, the Company acquired a 2% interest in Society Louisette Memories SARL for $60,750 (EUR 50,000). Society Louisette Memories SARL owns a land development project in Louisette (Paca), France. The land consists of 226,000 square feet to be sub-divided into 30 residential properties.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 7 – Convertible Notes Payable

Notes payable consist of the following at December 31, 2014:

			Issuance	Profit
	Principal	Debt	Costs	Participation	Net
Note Series	Amount	Discount	Discount	Discount	Amount

Series A Convertible	$1,200,000	$(91,833)	$(156,121)	$(140,398)	$811,648

Series B Convertible	2,900,497	–	(377,320)	–	2,523,177

Series C Convertible	874,000	(195,041)	(113,719)	–	565,240

Series D Convertible	365,000	–	(47,516)	(42,705)	374,779

	$5,339,497	$(286,874)	$(694,676)	$(183,103)	$4,174,844

All series of the notes contain provisions that allow for a) pro rata prepayments of the notes by the Company in the event of sales of parcels of the Beauport Project, b) a call option by the Company to prepay the note at any time prior to the six month anniversary of the closing date of the note which includes a 15% premium in the form of the Company’s common stock, c) an option of the noteholder to convert the note into shares of the Company’s common stock at a 10% discount to the average market price of the Company’s common stock during the thirty days’ trading period preceding the date of conversion, and d) an option of the noteholder to call for immediate redemption in full or in part by the Company at a price which the Company shall reasonably determine as being the “fair market value” of the applicable note. As the notes are immediately redeemable at the option of the noteholder, they have been classified as current liabilities in the accompanying consolidated balance sheet. The Company has not recorded any beneficial conversion feature as of December 31, 2014 as the embedded conversion options in its convertible notes payable do not have a fixed conversion price at the issuance date of the notes payable as described under applicable U.S. GAAP. The Company has the option to extend the maturity date of the notes up to a period of 18 months.

The convertible notes are collateralized by the Beauport property acquired by ROI DEV.

The convertible notes contain certain financial and other covenants. As a result of the Company's going concern, the Company was unable to remain in compliance with the financial covenants arising under all of its long-term convertible note agreements. The creditors have not waived the financial covenant requirements. The Company has been working with the different creditors to restructure the existing debt; however, an agreement satisfactory to the Company has not been reached. A total of $5,339,497 of long-term debt is subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying consolidated Balance Sheet at December 31, 2014. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest.

Series A Convertible Notes

On October 14, 2014, the Company issued $1,200,000 of its Series A convertible notes payable to three investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017. A total of 282,500 shares of the Company’s common stock were issued in conjunction with the notes to the noteholders at a fair value of $98,875 ($0.35 per share) based on the price of shares sold to investors. The $98,875 was recorded as a discount to the notes and $7,042 of the discount has been accreted as interest expense for the year ended December 31, 2014, resulting in an unamortized discount of $91,833 at December 31, 2014 which will be amortized over the next 34.5 months.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the property at December 31, 2014 is estimated to be $672,622 based on a third-party valuation, of which, $151,165 is the pro rata share of the Series A noteholders and was recorded as a discount to the notes. $10,767 of the discount has been accreted as interest expense for the year ended December 31, 2014, resulting in an unamortized discount of $140,398 at December 31, 2014 which will be amortized over the next 34.5 months.

The effective interest rate for the Series A convertible notes was 21.4% for the year ended December 31, 2014.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 7 – Convertible Notes Payable (Continued)

Series B Convertible Notes

On October 14, 2014, the Company issued $2,900,497 of its Series B convertible notes payable to thirty-three investors for cash. The notes bear interest at 8% per annum and are due October 14, 2017.

The effective interest rate for the Series B convertible notes was 12.5% for the year ended December 31, 2014.

Series C Convertible Notes

On October 14, 2014, the Company issued $874,000 of its Series C convertible notes payable to an investor for cash. The note bears interest at 10% per annum and is due October 14, 2017. A total of 600,000 shares of the Company’s common stock were issued in conjunction with the note to the noteholder at a fair value of $210,000 ($0.35 per share) based on the price of shares sold to investors. The $210,000 was recorded as a discount to the note and $14,959 of the discount has been accreted as interest expense for the year ended December 31, 2014, resulting in an unamortized discount of $195,041 at December 31, 2014 which will be amortized over the next 34.5 months.

The effective interest rate for the Series C convertible notes was 22.4% for the year ended December 31, 2014.

Series D Convertible Notes

On October 14, 2014, the Company issued $365,000 of its Series D convertible notes payable to five investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the property at December 31, 2014 is estimated to be $672,622 based on a third-party valuation, of which, $45,981 is the pro rata share of the Series D noteholders and was recorded as a discount to the notes. $3,276 of the discount has been accreted as interest expense for the year ended December 31, 2014, resulting in an unamortized discount of $42,705 at December 31, 2014 which will be amortized over the next 34.5 months.

The effective interest rate for the Series D convertible notes was 18.7% for the year ended December 31, 2014.

Interest on Convertible Notes Payable

As a condition of the convertible note agreements, the Company has placed the first year’s interest in escrow with an agent who will make monthly interest payments to the noteholders on the Company’s behalf. A total of $410,135 was funded to the escrow agent during the year ended December 31, 2014. The escrow agent paid a total of $85,739 to noteholders during the year ended December 31, 2014, resulting in a balance of prepaid interest of $324,396 at December 31, 2014.

During the year ended December 31, 2014, $103,121 of interest was accrued and expensed on the notes and $85,739 was paid by the escrow agent, resulting in a remaining accrual of $17,382 at December 31, 2014.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 7 – Convertible Notes Payable (Continued)

Debt Issuance Costs

During the year ended December 31, 2014, the Company paid cash of $570,543, issued 258,111 shares of its common stock at a fair value of $90,339 ($0.35 per share) based on the price of shares sold to investors, and has recorded 246,683 shares of common stock to be issued as a liability at a fair value of $86,338 ($0.35 per share) based on the price of shares sold to investors, for a total of $747,220 of debt issuance costs recorded as a debt discount to the convertible notes. $52,544 has been amortized as interest expense during the year ended December 31, 2014, resulting in a balance of debt issuance costs discount of $694,676 at December 31, 2014 which will be amortized over the next 34.5 months.

Deposits on Notes Payable Subscriptions

To fund the development of the Company’s projects, the Company has initialized a note offering and begun accepting subscriptions for up to a total of $8,500,000 for new series of notes payable, to be described as “Series 1”, “Series 2” and “Series 3”. The terms and provisions of the notes are yet to be determined and, as such, the deposits have been classified as current liabilities in the accompanying consolidated balance sheet. As of December 31, 2014, the Company has received deposits of $567,617 for subscriptions for the future notes.

Profit Participation Liability

The Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the property at December 31, 2014 is estimated to be $672,622 based on a third-party valuation, of which, $197,146 is the pro rata share of the Series A and D noteholders and is recorded as a profit participation liability and as discounts to the convertible notes payable as of December 31, 2014.

Note 8 – Related Party Transactions

During the year ended December 31, 2014, the Company paid $86,983 to Cliche Investments LLC for consulting services. Sebastien Cliche, the Chairman and CEO of the Company, is the sole member of Cliche Investments LLC.

During the year ended December 31, 2014, the Company paid $45,500 to 8010609 Canada Inc. for consulting services. Philippe Germain, the President of the Company, is the sole shareholder of 8010609 Canada Inc.

On May 14, 2014, the Company issued 1,500,000 shares to its Chairman and CEO, Sebastien Cliche. The shares were valued at $525,000, or $0.35 per share, based on historical sales of the Company’s restricted common stock to investors.

On May 14, 2014, the Company issued 1,500,000 shares to its President, Philippe Germain. The shares were valued at $525,000, or $0.35 per share, based on historical sales of the Company’s restricted common stock to investors.

On July 24, 2014, the Company issued 1,000,000 shares as a severance payment to its former director, Patrick Bragoli. The shares were valued at $350,000 or $0.35 per share, based on historical sales of the company’s restricted common stock to investors.

On December 3, 2014, the Company issued 100,000 shares to its Director, Dr. Sami Chaouch. The shares were valued at $35,000 or $0.35 per share, based on historical sales of the Company’s restricted common stock to investors.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 8 – Related Party Transactions (Continued)

On December 3, 2014, the Company issued 100,000 shares to its Director, Robert Boisjoli. The shares were valued at $35,000 or $0.35 per share, based on historical sales of the Company’s restricted common stock to investors.

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

During the year ended December 31, 2013, a shareholder paid $2,800 of professional fees on behalf of the Company. The balance of $2,800 was outstanding at December 31, 2013. During the year ended December 31, 2014, the $2,800 was repaid to the shareholder.

Note 9 – Stockholders’ Equity (Deficit)

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

Common Stock

During the year ended December 31, 2014, the Company received cash of $6,389,874 for 18,259,353 shares of its common stock of which 575,715 shares were issued subsequent to December 31, 2014.

During the year ended December 31, 2014, the Company issued 9,370,000 shares of common stock for consulting services from seventeen individuals or entities. The shares were valued at $0.35, based on the price of shares sold to investors, for a total of $3,279,500 and have been charged to operations for the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued 1,200,000 shares of common stock to officers and directors for services. The shares were valued at $0.35, based on the price of shares sold to investors, for a total of $420,000 and has been charged to operations.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 9 – Stockholders’ Equity (Deficit) (Continued)

Common Stock (Continued)

During the year ended December 31, 2014, the Company issued 1,173,755 shares of common stock, or $410,814, and has 981,609 shares issuable, or $343,563, for commissions to multiple parties for equity issuance costs. The shares issued and issuable were valued at $0.35, based on the price of shares sold to investors, for a total of $754,377. In addition, the Company paid cash of $989,387 for issuance costs, for a total of $1,743,764, which has been charged to additional paid in capital as of December 31, 2014. The issuable shares are included in accounts payable and accrued expenses on the December 31, 2014 balance sheet.

During the year ended December 31, 2014, the Company issued 258,111 shares of common stock, or $90,339, and has 246,683 shares issuable, or $86,339, for commissions to multiple parties for debt issuance costs. The shares issued and issuable were valued at $0.35, based on the price of shares sold to investors, for a total of $176,678. The issuable shares are included in accounts payable and accrued expenses on the December 31, 2014 balance sheet.

During the year ended December 31, 2014, the Company issued 882,500 shares of common stock in conjunction with notes payable. The shares issued were valued at $0.35, based on the price of shares sold to investors, for a total of $308,875 and were recorded as a discount to the notes payable.

During the year ended December 31, 2014, a shareholder contributed cash of $379,015 to the Company as a capital contribution.

Note 10 – Income Taxes

No provision was made for income taxes for the years ended December 31, 2014 and 2013 as the Company had cumulative operating losses. For the years ended December 31, 2014 and 2013, the Company realized net losses for tax purposes of $5,636,790 and $18,729, respectively.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended December 31,
	2014	2013

United States statutory corporate income tax rate	34.0%	34.0%
Effect of Canadian income tax rates	-0.2%	0.0%
Change in valuation allowance on deferred tax assets	-33.8%	-34.0%

Provision for income tax	–%	–%

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 10 – Income Taxes (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	December 31,
	2014	2013
Deferred income tax assets:

Net operating loss carry forwards	$1,772,080	$18,380
Timing differences	(1,900)	–
Valuation allowance	(1,770,180)	(18,380)

Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on its deferred tax assets because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $1,751,800 and $3,308 for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, the Company has net operating loss carry forwards of approximately $5,059,000 in the United States, which expire commencing 2033. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions. The Company also has a net operating loss carry forward in Canada of $128,910 which expires in 2021.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has concluded its analysis of Section 382 through December 31, 2014 and estimates the provisions will limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and Canada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply.

Note 11 – Commitments and Contingencies

The Company has entered into certain consulting agreements which call for introduction fees to be paid to the consultants for capital received by the Company from investors introduced by the consultants. The fees range from i) 2% in common stock to ii) 13% in cash and 10% in common stock of the amounts received by the Company.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 11 – Commitments and Contingencies (Continued)

The Company has agreed to issue 1,000,000 shares every twelve months beginning May 1, 2015 through May 1, 2018 to a consultant for consulting services to be rendered.

The Company has agreed to issue 1,000,000 shares every twelve months beginning February 19, 2015 through February 18, 2019 to a consultant for consulting services to be rendered.

The Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the property at December 31, 2014 is estimated to be $672,622 based on a third-party valuation, of which, $197,146 is the pro rata share of the Series A and D noteholders and is recorded as a profit participation liability and as discounts to the convertible notes payable as of December 31, 2014. The potential profit will be re-measured on a quarterly basis and adjusted.

On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in four properties acquired by CTC and had relieved CTC from any further obligation of notes receivable from CTC. The Company assumed a $1,160,865 land loan, due April 24, 2015, on one of the properties. Under the purchase and sale agreement, the Company is obligated to pay CTC a fee for financial and real estate advisory services equal to a percentage of the net profits earned on the sale of the properties, as defined.

Note 12 – Subsequent Events

From January 1, 2015 through April 21, 2015, the Company sold 1,487,476 shares of its common stock for cash received of $1,115,610.

From January 1, 2015 through April 21, 2015, the Company issued 1,080,523 shares of its common stock for consulting services from eleven individuals or entities. The shares were valued at $0.75, based on the price of shares sold to investors, for a total of $810,394.

From January 1, 2015 through April 21, 2015, the Company issued 575,714 shares of its common stock for subscriptions received in 2014 in the amount of $217,500.

From January 1, 2015 through April 21, 2015, the Company received $50,000 as deposits for its Series 1 notes payable. The terms of the notes and the commitment date have not yet been established as of April 21, 2015.

From January 1, 2015 through April 21, 2015, the Company received $1,551,653 as deposits for its Series 3 notes payable. The terms of the notes and the commitment date have not yet been established as of April 21, 2015.

On January 7, 2015, the Company entered into an unsecured promissory note receivable with CTC and funded $171,980 (CAD 200,000). The note is due December 30, 2015 and bears interest at 8% per annum.

ROI Land Investments Ltd. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 12 – Subsequent Events (Continued)

On February 13, 2015, the Company entered into an unsecured promissory note receivable with CTC and funded $150,483 (CAD 175,000). The note is due December 30, 2015 and bears interest at 8% per annum.

On March 16, 2015, the Company entered into a commitment to lease certain office space in Dubai, United Arab Emirates. The office is 3,369 square feet, is for three and a quarter years commencing March 25, 2015 and requires annual escalating rent payments beginning at $21,743 per year.

On March 31, 2015, the Company entered into an unsecured promissory note receivable with CTC and funded $85,990 (CAD 100,000). The note is due December 30, 2015 and bears interest at 8% per annum.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC. The Company has determined that there are no other significant events that warrant disclosure or recognition in the consolidated financial statements.

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure.

On March 5, 2015, the Company dismissed Weinberg & Baer LLC and engaged Marcum LLP, Certified Public Accountants as its independent registered public accounting firm as of and for the year ended December 31, 2014. The change in independent registered public accounting firm is not the result of any disagreement with Weinberg & Baer LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Prior to its engagement as our independent auditors, Marcum LLP, Certified Public Accountants, had not been consulted by us either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered our financial statements or on any other matter that was the subject of any prior disagreement between us and our previous certifying accountants.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our management has concluded that, as of December 31, 2014, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based upon the 1992 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2014, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2014:

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

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2014, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described above during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance Need to update

The following table includes information with respect to all persons serving as executive officers as of the date of this Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions

Sebastien Cliche	31	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board of Directors

Philippe Germain	31	President

Marc-Andre Levesque	44	Chief Operating Officer

Robert Boisjoli	55	Director

Sami Chaouch, Phd.	50	Director

The directors named above will serve until the next annual meeting of the stockholders or until his respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the discretion of the Board of Directors, absent any employment agreement, of which none currently exists.

Sebastien Cliche

Mr. Sebastien Cliche is a co-founder of the Company and was elected as a director of the Company on September 17, 2013 and was appointed as our Chief Executive Officer and Interim Chief Financial Officer on May 19, 2014. Mr. Cliche is a real estate developer and is currently involved in several development projects in Quebec City. In the last 10 years, Mr. Cliche contributed to the development of more than 500 residential units and commercial properties. He is also a General Partner in Azur & Capital Real Estate Fund - Quebec.

Philippe Germain

Mr. Philippe Germain is a co-founder of the Company. He was appointed as our President on August 19, 2014. Previous to his position with the Company, Mr. Germain was CEO and co-founder of Azur & Capital Fund LP, (“Azur”) a land and construction bridge fund specializing in Eastern Canada. Mr. Germain was responsible for securing capital from private and institutional investors.

Mr. Germain started his entrepreneurial career within the real state sector by successfully developing and commercializing over 140 storage units in Quebec City. Mr. Germain is fluent in French, English and German, as such has worked on several projects enabling him to capitalize both on his languages skills and international contacts between North America and Europe. Mr. Germain has a combined degree in economics and political sciences with a specialization in finance and statistics from Laval University. Mr. Germain also serves as Chairman for Select TV Solutions, Inc.

Marc-Andre Levesque

Mr. Lévesque was appointed as our Chief Operating Officer on September 1, 2014. He has acquired a solid expertise in real estate development and has more than 17 years of experience in land acquisition, in conceptual design of residential, commercial and industrial projects in Canada and in many countries. Renowned for his solid knowledge in sustainable development, he developed some skills in creating innovative projects such as TOD’s and renewable energy new communities.

Robert Boisjoli

Mr. Robert Boisjoli was elected as a Director of the Company on August 19, 2014 and is a Managing Director of Palos Merchant Bank and Atwater Financial Group, a company specializing in financial advisory work including mergers and acquisitions, and a partner at Robert Boisjoli & Associates S.E.C., a consulting firm specializing mainly in business valuations. Mr. Boisjoli has been the co-founder of three operating companies where he has acted as both Chief Financial Officer and Chief Operating Officer.

Mr. Boisjoli sits on the Boards of Directors of various private and public companies where is he is also the Audit Committee Chairman. He also acts as Chief Financial Officer for Brionor Resources Inc. Additionally, he was also an Investment Banker with various Canadian securities’ firms. Mr. Boisjoli also is a Board Member of various not-for-profit organizations in the community and within the profession.

Sami Chaouch

Dr. Sami Chaouch was elected as a Director of the Company on August 19, 2014. Dr. Chaouch obtained a business administration degree from HEC Carthage, in Tunisia and both an Undergraduate degree and a PhD. in Finance from the University Paris-Dauphine. After finishing his studies in 1990, Dr. Chaouch went on to work at many high profile jobs from 1991-2009 (at locations ranging from Paris and Cairo) before becoming a Senior Advisor and M&A head for TQS TV Group in Montreal. Throughout his career Dr. Chaouch has worked on such different sectors as Tourism and Waste Management as well as specializing in Finance, Investment Banking and Media.

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

Significant Employees and Consultants

Our officers and directors are not employees of the Company. The three officers and Dr. Sami Chaouch are independent contractors/consultants to the Company.

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is its early development stage company and has only three directors, and to date, such three directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
				(1)	(2)
Sebastien Cliche, Chief Executive	2014	$–	$–	$525,000	$86,983	$611,983
Officer, Interim Chief Financial Officer	2013	$–	$–	$–	$–	$–
and Chairman of the Board of Directors

Philippe Germain,	2014	$–	$–	$525,000	$45,500	$570,500
President	2013	$–	$–	$–	$–	$–

Marc-Andre Levesque,	2014	$–	$–	$–	$15,000	$15,000
Chief Operating Officer	2013	$–	$–	$–	$–	$–

_______________

(1)	Stock awards represent the fair value of the award at the date of grant of $0.35 per share, based on the price of shares sold to investors.
(2)	Other compensation represents consulting payments made to the officer.

Stock Option Grants

We have not granted any stock options to our executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers or directors to date.

Director Compensation

The following table sets forth director compensation for the years ended December 31, 2014 and 2013:

		Fees Earned	Stock	Option	All Other
Name	Year	in Cash	Awards	Awards	Compensation	Total
			(1)		(2)
Sebastien Cliche	2014	$–	$–	$–	$–	$–
	2013	$–	$–	$–	$–	$–

Robert Boisjoli	2014	$–	$35,000	$–	$–	$35,000
	2013	$–	$–	$–	$–	$–

Dr. Sami Chaouch	2014	$–	$35,000	$–	$10,000	$45,000
	2013	$–	$–	$–	$–	$–

_______________

(1)	Stock awards represent the fair value of the award at the date of grant of $0.35 per share, based on the price of shares sold to investors.
(2)	Other compensation represents consulting payments made to the director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of April 21, 2015 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

		Amount and
		Nature of
	Title of Stock	Beneficial	Percent of
Name of Beneficial Owner (3)	Class	Owner (1)	Class (2)

Sebastien Cliche (4) (5)	Common Stock	1,500,000	3.58%

Philippe Germain (5)	Common Stock	1,500,000	3.58%

Marc-Andre Levesque (5)	Common Stock	–	0.00%

Robert Boisjoli (4)	Common Stock	100,000	0.24%

Sami Chaouch (4)	Common Stock	100,000	0.24%

All Directors and Officers as a Group	Common Stock	3,200,000	7.64%

_______________

(1)	"Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.
(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 41,890,604 shares of Common Stock outstanding as of April 21, 2015, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights. No options or warrants have been issued to the parties as of April 21, 2015.
(3)	Unless otherwise indicated, the address of each person listed is c/o ROI Land Investments Ltd., 825 Lebourgneuf Blvd., Suite 315, Quebec, Quebec G2J 0B9
(4)	Indicates Director.
(5)	Indicates Officer.

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

On March 24, 2014, the Company’s wholly-owned subsidiary, ROI DEV, executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport Project”. Per the terms of the Agreement, the total cost of the purchase was $5,085,210 (CAD 5,913,723), of which $257,970 (CAD 300,000) was tendered upon execution as a firm initial deposit, with the remaining balance of $4,827,240 (CAD 5,613,723) was to be paid on or before June 1, 2014. As the balances were not paid by June 1, 2014, the Company and 9284-0784 Quebec Inc. agreed to extend the due date and the Company paid additional deposits totaling $730,915 (CAD 850,000) and fees to extend the payment date of the transaction of $201,827 (CAD 234,709), which have been capitalized as part of the cost of the project. The Company’s CEO and Chairman, Sebastien Cliche, owns 16.67% of 9284-0784 Quebec Inc.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a) (15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that only one of our directors currently meets the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

Certain Relationships and Related Transactions

On March 24, 2014, the Company’s wholly-owned subsidiary, ROI DEV, executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport Project”. Per the terms of the Agreement, the total cost of the purchase was $5,085,210 (CAD 5,913,723), of which $257,970 (CAD 300,000) was tendered upon execution as a firm initial deposit, with the remaining balance of $4,827,240 (CAD 5,613,723) was to be paid on or before June 1, 2014. As the balances were not paid by June 1, 2014, the Company and 9284-0784 Quebec Inc. agreed to extend the due date and the Company paid additional deposits totaling $730,915 (CAD 850,000) and fees to extend the payment date of the transaction of $201,827 (CAD 234,709), which have been capitalized as part of the cost of the project. The Company’s CEO and Chairman, Sebastien Cliche, owns 16.67% of 9284-0784 Quebec Inc.

On May 14, 2014, the Company issued 1,500,000 shares to its Chairman and CEO, Sebastien Cliche. The shares were valued at $0.35 each based on historical sales of the Company’s restricted common stock to investors.

On May 14, 2014, the Company issued 1,500,000 shares to its President, Philippe Germain. The shares were valued at $0.35 each based on historical sales of the Company’s restricted common stock to investors.

On July 24, 2014, the Company issued 1,000,000 shares as a severance payment to its former director, Patrick Bragoli. The shares were valued at $0.35 each based on historical sales of the Company’s restricted common stock to investors.

On December 3, 2014, the Company issued 100,000 shares to its Director, Dr. Sami Chaouch. The shares were valued at $0.35 each based on historical sales of the Company’s restricted common stock to investors.

On December 3, 2014, the Company issued 100,000 shares to its Director, Robert Boisjoli. The shares were valued at $0.35 each based on historical sales of the Company’s restricted common stock to investors.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for professional services rendered by Marcum LLP and Weinberg & Baer LLC, with respect to the audits of our 2014 and 2013 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	For the Year Ended
	December 31,
	2014	2013
Audit Fees and Audit Related Fees - Marcum LLP	$124,000	$–
Audit Fees and Audit Related Fees - Weinberg & Baer LLC	4,500	9,400
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

Total	$128,500	$9,400

In the above table, "audit fees" are fees billed by our Company's external auditors for services provided in auditing our Company's annual financial statements for the subject year and reviewing our unaudited quarterly financial statements during the year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Pre Approval Policies and Procedures

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS*	XBRL Instance Document
Exhibit 101.SCH*	XBRL Schema Document
Exhibit 101.CAL*	XBRL Calculation Linkbase Document
Exhibit 101.DEF*	XBRL Definition Linkbase Document
Exhibit 101.LAB*	XBRL Label Linkbase Document
Exhibit 101.PRE*	XBRL Presentation Linkbase Document

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Sebastien Cliche	April 21, 2015
Sebastian Cliche, Principal Executive Officer, Principal Financial Officer	Date

/s/ Louise Gagner	April 21, 2015
Louise Gagner, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sebastien Cliche	April 21, 2015
Sebastian Cliche, Chief Executive Officer, Chief Financial Officer and Director	Date

/s/ Philippe Germain	April 21, 2015
Philippe Germain, President	Date

/s/ Robert Boisjoli	April 21, 2015
Robert Boisjoli, Director	Date

/s/ Sami Chaouch	April 21, 2015
Sami Chaouch, Director	Date

