Form 10-K/A
period 2014-12-31
ROI LAND INVESTMENTS LTD
filed 2015-04-22
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No 1 to
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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on April 20, 2014.

1

Item 15. Exhibits, Financial Statement Schedules

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Sebastien Cliche	April 22, 2015
Sebastian Cliche, Principal Executive Officer, Principal Financial Officer	Date

/s/ Louise Gagner	April 22, 2015
Louise Gagner, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sebastien Cliche	April 22, 2015
Sebastian Cliche, Chief Executive Officer, Chief Financial Officer and Director	Date

/s/ Philippe Germain	April 22, 2015
Philippe Germain, President	Date

/s/ Robert Boisjoli	April 22, 2015
Robert Boisjoli, Director	Date

/s/ Sami Chaouch	April 22, 2015
Sami Chaouch, Director	Date

3