Form 10-Q/A
period 2014-03-31
ROI LAND INVESTMENTS LTD
filed 2015-05-12
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 ( the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2014, is to file a restated Balance Sheet, Statement of Operations, Statement of Cash Flows, Footnote disclosures and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2014 and 2013 resulting from errors discovered by the Company on April 15, 2015 during the preparation of its Form 10-K for the year ended December 31, 2014, described in detail below.

The initial error was discovered by the Company on April 15, 2015, related to the accounting for common stock issued to non-employees of the Company for consulting services. The Company originally recorded the fair value of the common stock as a prepaid expense and amortized the expense over the service period of the consulting agreements. As the common stock issued was fully vested on the date of issuance, the fair value of the common stock should have been fully expensed on the date of issuance as required by the Financial Accounting Standards Board ("FASB”) Accounting Standards Codification ("ASC”) Topic 505-50.

Additionally, a shareholder of the Company made a capital contribution to, and paid for certain expenses of, the Company during the three months ended March 31, 2014, which were not recorded as of March 31, 2014.

Finally, the Company determined that its accounting for funds received for common stock subscriptions, yet unissued at the end of the quarter, was incorrect. Historically, the Company recorded these funds as “common stock issuable” in the Stockholders Equity section in its balance sheet. The corrected presentation is to include the funds received as common stock and additional paid in capital while reflecting the represented shares in shares outstanding, but excluded from shares issued.

This comprehensive restatement, including: i) expensing common stock issued to non-employees on the date of issuance, ii) recording the capital contribution and expenses paid by a shareholder, and iii) the reclassification of equity accounts for funds received for stock subscriptions not issued, has no effect on our cash position or overall cash flow.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

ROI LAND INVESTMENTS LTD.

FORM 10-Q

MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROI Land Investments Ltd. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Restated)
	(unaudited)
ASSETS

Current assets:
Cash	$173,379	$–
Prepaid expenses and other current assets	9,389	–
Total current assets	182,768	–

Deposit on land	269,970	–

Total assets	$452,738	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$350,632	$9,226
Due to shareholder	–	2,800
Total current liabilities	350,632	12,026

Other liabilities	–	–

Total liabilities	350,632	12,026

Commitments and contingencies	–	–

Stockholders' equity (deficit):

Preferred stock, 50,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Common stock, 100,000,000 shares authorized, $.0001 par value, 9,022,071 and 10,776,340 shares issued and outstanding at March 31, 2014, respectively, and 8,475,500 shares issued and outstanding at December 31, 2013, respectively	1,077	848
Additional paid-in capital	1,276,831	109,651
Accumulated other comprehensive loss	(4,219)	–
Deficit accumulated during the development stage	(1,171,583)	(122,525)
Total stockholders' equity (deficit)	102,106	(12,026)

Total liabilities and stockholders' equity (deficit)	$452,738	$–

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

			For the Period
			December 13, 2007
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
	(Restated)		(Restated)
Net revenue	$–	$–	$–

General and administrative expenses	1,047,495	4,952	1,165,057

Loss from operations	(1,047,495)	(4,952)	(1,165,057)

Other income (expense):
Exchange gain (loss)	(1,563)	–	(3,496)
Interest expense	–	(550)	(3,030)
Total other income (expense)	(1,563)	(550)	(6,526)

Loss before income taxes	(1,049,058)	(5,502)	(1,171,583)

Provision for income taxes	–	–	–

Net loss	$(1,049,058)	$(5,502)	(1,171,583)

Net loss per share - basic and diluted	$(0.10)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	10,337,926	8,475,500

Net loss	$(1,049,058)	$(5,502)	$(1,171,583)

Foreign currency translation loss	(4,219)	–	(4,219)

Total comprehensive loss	$(1,053,277)	$(5,502)	$(1,175,802)

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			For the Period
			December 13, 2007
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss	$(1,049,058)	$(5,502)	$(1,171,583)
Adjustments to reconcile net loss to net cash used in operations:
Stock based consulting fees	507,500	–	507,500
Note payable issued for professional services	–	–	12,000
Expenses paid by shareholder	–	–	2,800
Accrued interest on notes payable	–	550	3,030
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,389)	–	(9,389)
Deposit made on land acquisition	(269,970)	–	(269,970)
Accounts payable	(8,594)	777	632
Net cash used in operating activities	(829,511)	(4,175)	(924,980)

Cash flows from investing activities:
Net cash used in investing activities	–	–	–

Cash flows from financing activities:
Proceeds from issuance of notes payable	–	–	10,000
Advance from officer	–	3,600	15,459
Amounts due to shareholder, net	(2,800)	–	(2,800)
Proceeds from sale of common stock	630,894	–	700,904
Capital contribution from shareholder	379,015	–	379,015
Net cash provided by financing activities	1,007,109	3,600	1,102,578

Effect of exchange rate changes on cash	(4,219)	–	(4,219)

Net increase (decrease) in cash	173,379	(575)	173,379

Cash at beginning of period	–	575	–

Cash at end of period	$173,379	$–	$173,379

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–	$–

Cash paid for taxes	$–	$–	$–

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,049,058 for the three months ended March 31, 2014 and has incurred cumulative losses since inception of $1,171,583. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

During the three months ended March 31, 2014, a shareholder contributed cash of $379,015 to the Company as a capital contribution.

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

During the three months ended March 31, 2014, the Company received cash of $630,894 for 1,850,840 shares of its common stock. 1,754,269 shares were unissued at March 31, 2014.

During the three months ended March 31, 2014, the Company issued 450,000 shares of common stock for consulting services from two individuals. The shares were valued at $0.35, based on the price of shares sold to investors, for a total of $157,500 which was charged to operations during the three months ended March 31, 2014.

During the three months ended March 31, 2014, a shareholder contributed cash of $379,015 to the Company as a capital contribution.

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

During the three months ended March 31, 2014, the Company agreed to issue 1,000,000 shares of common stock for consulting services from an entity. The shares were valued at $0.35, based on the price of shares sold to investors, for a total of $350,000 which was charged to operations during the three months ended March 31, 2014. The $350,000 is included in accounts payable and accrued expenses at March 31, 2014.

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

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 6 – Restatement of Prior Period Consolidated Financial Statements

The Company restated its previously issued consolidated financial statements included in the original Quarterly Report on Form 10-Q for the three months ended March 28, 2014 to reflect the effects of accounting and reporting errors resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in an understatement of net loss of $526,164 for the three months ended March 31, 2014 and the overstatements of $383,614 and $526,164 of total assets and deficits accumulated during the development stage, respectively, as of March 31, 2014. The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

Consolidated Balance Sheet

	March 31, 2014
	As previously		As
	reported	Adjustments	restated
ASSETS

Current assets:
Cash	$173,379		$173,379
Prepaid expenses and other current assets	393,003	(383,614)	9,389
Total current assets	566,382	(383,614)	182,768

Deposit on land	269,970		269,970

Total assets	$836,352	$(383,614)	$452,738

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$632	$350,000	$350,632
Due to shareholder	232,265	(232,265)	–
Total current liabilities	232,897	117,735	350,632

Other liabilities	–		–

Total liabilities	232,897	117,735	350,632

Commitments and contingencies	–		–

Stockholders' equity (deficit):
Preferred stock	–		–
Common stock	902	175	1,077
Additional paid-in capital	283,997	992,834	1,276,831
Common stock issuable	968,194	(968,194)	–
Accumulated other comprehensive loss	(4,219)	–	(4,219)
Deficit accumulated during the development stage	(645,419)	(526,164)	(1,171,583)
Total stockholders' equity (deficit)	603,455	(501,349)	102,106

Total liabilities and stockholders' equity (deficit)	$836,352	$(383,614)	$452,738

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 6 – Restatement of Prior Period Consolidated Financial Statements (Continued)

Consolidated Statement of Operations

	For the Three Months Ended March 31, 2014
	As previously		As
	reported	Adjustments	restated
Net revenue	$–		$–

General and administrative expenses	521,331	526,164	1,047,495

Loss from operations	(521,331)	(526,164)	(1,047,495)

Other income (expense):
Exchange gain (loss)	(1,563)		(1,563)
Interest expense	–		–
Total other income (expense)	(1,563)	–	(1,563)

Loss before income taxes	(522,894)	(526,164)	(1,049,058)

Provision for income taxes	–		–

Net loss	$(522,894)	$(526,164)	$(1,049,058)

Net loss per share - basic and diluted	$(0.06)		$(0.10)

Weighted average number of shares outstanding - Basic and Diluted	8,943,122	1,394,804	10,337,926

Net loss	$(522,894)	$(526,164)	$(1,049,058)

Foreign currency translation loss	(4,219)		(4,219)

Total comprehensive loss	$(527,113)	$(526,164)	$(1,053,277)

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 6 – Restatement of Prior Period Consolidated Financial Statements (Continued)

Consolidated Statement of Cash Flows

	For the Three Months Ended March 31,
	As previously		As
	reported	Adjustments	restated
Cash flows from operating activities:
Net loss	$(522,894)	$(526,164)	$(1,049,058)
Adjustments to reconcile net loss to net cash used in operations:
Stock based consulting fees	128,086	379,414	507,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,389)	–	(9,389)
Deposit made on land acquisition	–	(269,970)	(269,970)
Accounts payable	(8,594)	–	(8,594)
Net cash used in operating activities	(412,791)	(416,720)	(829,511)

Cash flows from investing activities:
Deposit made on land acquisition	(272,529)	272,529	–
Net cash used in investing activities	(272,529)	272,529	–

Cash flows from financing activities:
Amounts due to shareholder, net	229,465	(232,265)	(2,800)
Proceeds from sale of common stock	16,900	613,994	630,894
Proceeds from common stock subscriptions	613,994	(613,994)	–
Capital contribution from shareholder	–	379,015	379,015
Net cash provided by financing activities	860,359	146,750	1,007,109

Effect of exchange rate changes on cash	(1,660)	(2,559)	(4,219)

Net increase (decrease) in cash	173,379	–	173,379

Cash at beginning of period	–	–	–

Cash at end of period	$173,379	$–	$173,379

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 7 – Subsequent Events

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

Dr. Ely Steinberg has served as our President and Chief Executive Officer from December 13, 2007, until September 17, 2013, when Lamar Investment Ltd purchased 5,000,000 shares of restricted stock of ROI Land Investments Ltd., representing 59% of the shares in the Company from its two then-current Directors, Dr. Jacob Bar Ilan and Dr. Ely Steinberg for $230,000.00 in cash. Subsequently the Shareholders of the Company appointed the two current Directors, Patrick Bragoli & Sebastien Cliche, as noted in an 8-K filed September 25, 2013. Additionally, on October 28, 2013, FINRA gave final approval to a name change to ROI Land Investments Ltd and the ticker symbol to the current ROII to better reflect the new direction of the Company.

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

Operating Expenses and Other Income (Expense)

For the three months ended March 31, 2014, our total operating expenses were $1,047,495 compared to $4,952 for the three months ended March 31, 2013 resulting in an increase of $1,042,543. The increase is attributable to our efforts in organizing the Company in its new business model. Operating expenses for the three months ended March 31, 2014 consisted of consulting expense of $871,543 (of which $507,500 was stock based), legal fees of $69,000, and other corporate expenses and overhead of $106,952. The Company’s operating expenses for the three months ended March 31, 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s 2012 Annual Report of $4,952.

Other expenses incurred during the three months ended March 31, 2014 included interest expense of $-0- (2013: $550) and exchange losses of $1,563 (2013: $-0-).

Net loss for the three months ended March 31, 2014 was $1,049,058 compared to $5,502 for the three months ended March 31, 2013.

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

For the three months ended March 31, 2014, we funded our operations through the sales of common stock, while for the three months ended March 31, 2013, we funded our operations through cash advanced from an officer. Our principal use of funds during the three months ended March 31, 2014 has been for the down payment on the acquisition of land and for general corporate expenses.

Liquidity and Capital Resources during the Three Months ended March 31, 2014 compared to the Three Months ended March 31, 2013

As of March 31, 2014, we had cash of $173,379 and a deficit in working capital of $167,864.  The Company used cash in operations of $559,541 for the three months ended March 31, 2014 compared to cash used in operations of $4,175 for the three months ended March 31, 2013. The cash used in operating activities for the three months ended March 31, 2014 was attributable to the Company's net loss of $1,049,058, increased by the net changes in operating assets and liabilities of $17,983 and offset by stock based consulting fees of $507,500.  Cash used in operations for the three months ended March 31, 2013 was attributable to the Company's net loss of $5,502 offset by interest accrued on notes payable of $550 and the net changes in operating assets and liabilities of $777.

Cash used in investing activities was $269,970 and $-0- for the three months ended March 31, 2014 and 2013, respectively. Cash used in investing activities for the three months ended March 31, 2014 was $269,970 for the deposit made on land acquisition.

Cash provided by financing activities was $1,007,109 and $3,600 for the three months ended March 31, 2014 and 2013, respectively. Cash provided by financing activities for the three months ended March 31, 2014 included, proceeds from the sale of common stock of $630,894 and a capital contribution from a shareholder of $379,015, offset by $2,800 of payments made on amounts due to a shareholder. Cash provided by financing activities for the three months ended March 31, 2013 was advances from an officer of $3,600.

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

ROI LAND INVESTMENTS LTD.

Date: May 12, 2015	By:	/s/ Sebastien Cliche
Sebastien Cliche
Interim Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial Officer)

