Form 10-Q
period 2015-03-31
ROI LAND INVESTMENTS LTD
filed 2015-05-21
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 18, 2015, the registrant had 43,522,126 shares of its Common Stock, $0.0001 par value, outstanding.

ROI LAND INVESTMENTS LTD.

FORM 10-Q

MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ROI Land Investments Ltd. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$611,264	$745,821
Notes receivable	1,067,715	752,413
Mortgage note receivable	170,044	184,879
Interest receivable	80,817	68,079
Prepaid interest	273,937	324,396
Other current assets	178,636	39,023
Total current assets	2,382,413	2,114,611

Other assets:
Land and development costs	8,243,758	8,962,963
Investment in cost-method investee	54,250	60,750
Other assets, net	444,888	52,813
Total other assets	8,742,896	9,076,526

Total assets	$11,125,309	$11,191,137

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,919,339	$1,187,460
Land loan	1,067,715	1,160,865
Convertible notes payable, net of discounts, current portion	1,130,505	4,174,844
Profit participation liability	197,146	197,146
Deposits on notes payable subscriptions	1,530,662	567,617
Total current liabilities	5,845,367	7,287,932

Other liabilities
Convertible notes payable, net of discounts, noncurrent	2,788,778	–

Total liabilities	8,634,145	7,287,932

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Common stock, 100,000,000 shares authorized, par value $0.0001, 41,890,604 and 42,091,938 shares issued and outstanding at March 31, 2015, respectively, and 39,043,504 and 39,619,219 shares issued and outstanding at December 31, 2014, respectively	4,209	3,962
Additional paid-in capital	11,567,339	9,641,190
Accumulated other comprehensive loss	(1,157,588)	(441,739)
Accumulated deficit	(7,922,796)	(5,300,208)
Total stockholders' equity	2,491,164	3,903,205

Total liabilities and stockholders' equity	$11,125,309	$11,191,137

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenue:
Interest income	$18,995	$–
Operating expenses:
Advertising and marketing	14,109	11,627
Compensation	20,111	14,597
Consulting fees	2,109,266	887,407
Professional fees	72,229	74,621
Travel expenses	109,394	16,943
General and administrative expenses	58,825	42,300
Total operating expenses	2,383,934	1,047,495

Loss from operations	(2,364,939)	(1,047,495)

Other income (expense):
Interest expense	(265,070)	–
Gain on extinguishment of debt	74,091	–
Exchange loss	(66,670)	(1,563)
Total other income (expense)	(257,649)	(1,563)

Loss before income taxes	(2,622,588)	(1,049,058)
Provision for income taxes	–	–

Net loss	$(2,622,588)	$(1,049,058)

Net loss per share - basic and diluted	$(0.07)	$(0.10)

Weighted average number of shares outstanding - Basic and Diluted	40,047,624	10,337,926

Net loss	$(2,622,588)	$(1,049,058)
Foreign currency translation loss	(715,849)	(4,219)
Total comprehensive loss	$(3,338,437)	$(1,053,277)

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,622,588)	$(1,049,058)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of other assets	3,447	–
Stock based consulting fees	1,944,746	507,500
Amortization of debt issuance costs	106,736	–
Accretion of debt discount on convertible notes payable	25,387	–
Accretion of profit participation discount on convertible notes payable	16,204	–
Gain on extinguishment of debt	(74,091)	–
Changes in operating assets and liabilities:
Funding of notes receivable	(375,678)	–
Interest receivable	(12,738)	–
Prepaid interest	50,459	–
Other current assets	(139,613)	(9,389)
Land and development costs	–	(269,970)
Other assets	(396,413)	–
Accounts payable and accrued expenses	(330,621)	(8,594)
Net cash used in operating activities	(1,804,763)	(829,511)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Amounts due to shareholder, net	–	(2,800)
Payments on convertible notes payable	(329,797)	–
Proceeds from deposits for notes payable subscriptions	968,000	–
Proceeds from sale of common stock, net of issuance costs	1,044,150	630,894
Capital contribution from shareholder	–	379,015
Net cash provided by financing activities	1,682,353	1,007,109

Effect of exchange rate changes on cash	(12,147)	(4,219)

Net increase (decrease) in cash	(134,557)	173,379

Cash and cash equivalents at beginning of period	745,821	–

Cash and cash equivalents at end of period	$611,264	$173,379
Supplemental disclosure of cash flow information:
Cash paid for interest	$65,785	$–

Cash paid for taxes	$–	$–

See accompanying notes to consolidated financial statements.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 1 – Organization, Presentation and Going Concern

Organization

ROI Land Investments Ltd. (the “Company”) was incorporated in Nevada on December 13, 2007 under the name Conex MD, Inc.

ROI Land Investments Ltd specializes in land development opportunities both in Canada as well as internationally. The Company's business model consists of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to established residential and commercial building developers. Our business model also consists of providing financing opportunities to qualified joint venture partners.

On November 15, 2013, the Company organized ROI DEV Canada Inc. (“ROI DEV”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI DEV was organized to acquire and manage land acquisitions in Canada.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations and cash flows for the interim periods reported in this Form 10-Q. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited consolidated financial statements should be read in conjunction with the 2014 audited annual financial statements included in the Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 22, 2015.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $2,622,588 for the three months ended March 31, 2015 and has incurred cumulative losses since inception of $7,922,796. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that the Company will be successful in these efforts.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 1 – Organization, Presentation and Going Concern (Continued)

Reclassifications

Certain items on the statement of operations for the three months ended March 31, 2014 have been reclassified to conform to the current period presentation.

Note 2 – Notes Receivable

Notes receivable and mortgage notes receivable consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Notes	USD	CAD	USD	CAD

Mortgage Notes:

3320 Kenney St., BC	$170,044	$215,000	$184,879	$215,000

Unsecured Notes:

1015-1050 Nalabila Blvd, BC	$375,677	$475,000	$–	$–

3320 Kenney St., BC	692,038	875,000	752,413	875,000

	$1,067,715	$1,350,000	$752,413	$875,000

During the quarter ended March 31, 2015, the Company funded three loans to CTC aggregating to $375,677 (CAD 475,000) for the development of the 1015-1050 Nalabila Blvd. project. The notes are unsecured, bear interest at 8% per annum and are due December 31, 2015.

Note 3 – Land and Development Costs

Land and development costs consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Property / Project	USD	CAD	USD	CAD

Beauport, BC	$4,995,619	$6,316,372	$5,431,448	$6,316,372

840 Graham Street, Terrace, BC	245,179	310,000	266,569	310,000

3304 Kenney Street, Terrace, BC	774,933	979,812	842,541	979,812

4922 Park Avenue, Terrace, BC	611,884	773,655	665,266	773,655

1015-1050 Nalabila Blvd, Kitimat, BC	1,616,143	2,043,423	1,757,139	2,043,423

	$8,243,758	$10,423,262	$8,962,963	$10,423,262

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 4 – Convertible Notes Payable

Notes payable consisted of the following at March 31, 2015 and December 31, 2014.

	March 31, 2015
			Issuance	Profit
	Principal	Debt	Costs	Participation	Net
Note Series	Amount	Discount	Discount	Discount	Amount
Series A Convertible	$1,200,000	$(83,706)	$(140,982)	$(127,974)	$847,338

Series B Convertible	2,496,609	–	(301,359)	–	2,195,250

Series C Convertible	874,000	(177,781)	(102,691)	–	593,528

Series D Convertible	365,000	–	(42,908)	(38,925)	283,167

	$4,935,609	$(261,487)	$(587,940)	$(166,899)	3,919,283
Less current portion					1,130,505

Convertible notes payable, net of discounts, noncurrent					$2,788,778

	December 31, 2014
			Issuance	Profit
	Principal	Debt	Costs	Participation	Net
Note Series	Amount	Discount	Discount	Discount	Amount
Series A Convertible	$1,200,000	$(91,833)	$(156,121)	$(140,398)	$811,648

Series B Convertible	2,900,497	–	(377,320)	–	2,523,177

Series C Convertible	874,000	(195,041)	(113,719)	–	565,240

Series D Convertible	365,000	–	(47,516)	(42,705)	274,779

	$5,339,497	$(286,874)	$(694,676)	$(183,103)	$4,174,844

All series of the notes contain provisions that allow for a) pro rata prepayments of the notes by the Company in the event of sales of parcels of the Beauport Project, b) a call option by the Company to prepay the note at any time prior to the six month anniversary of the closing date of the note which includes a 15% premium in the form of the Company’s common stock, and c) an option of the noteholder to convert the note into shares of the Company’s common stock at a 10% discount to the average market price of the Company’s common stock during the thirty days’ trading period preceding the date of conversion. The Company has not recorded any beneficial conversion feature as of March 31, 2015 and December 31, 2014 as the embedded conversion options in its convertible notes payable do not have a fixed conversion price at the issuance date of the notes payable as described under applicable U.S. GAAP. The Company has the option to extend the maturity date of the notes up to a period of 18 months.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 4 – Convertible Notes Payable (Continued)

For the Series A and Series D notes only, the noteholders have an option to call for immediate redemption in full or in part by the Company at a price which the Company shall reasonably determine as being the “fair market value” of the applicable note. As these notes can be immediately redeemable at the option of the noteholder, they have been classified as current liabilities in the accompanying consolidated balance sheets.

The convertible notes are collateralized by the Beauport property acquired by ROI DEV.

The convertible notes contain certain financial and other covenants. As of December 31, 2014 and as a result of the Company's going concern, the Company was unable to remain in compliance with a covenant arising under all of its convertible note agreements. The total of $5,339,497 of long-term debt was subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2014. On April 27, 2015, the Company received written consent of waiver of the default from the required noteholders (greater than 50% of the noteholders in principal amount pari passu) and the applicable covenant was removed to ensure it will not be triggered in the future. As such, the amount representing the long-term portion of the notes payable, $2,788,778, has been classified as noncurrent liabilities as of March 31, 2015.

Series A Convertible Notes

On October 14, 2014, the Company issued $1,200,000 of its Series A convertible notes payable to three investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017. A total of 282,500 shares of the Company’s common stock were issued in conjunction with the notes to the noteholders at a fair value of $98,875 ($0.35 per share) based on the price of shares sold to investors. The $98,875 was recorded as a discount to the notes and $7,042 and $8,127 of the discount has been accreted as interest expense for the year ended December 31, 2014 and the three months ended March 31, 2015, respectively, resulting in an unamortized discount of $83,706 at March 31, 2015 which will be amortized over the next 31.5 months.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the property at December 31, 2014 and March 31, 2015 is estimated to be $672,622 based on a third-party valuation as of December 31, 2014 and management’s estimates as of March 31, 2015, of which, $151,165 is the pro rata share of the Series A noteholders and was recorded as a discount to the notes. $10,767 and $12,424 of the discount has been accreted as interest expense for the year ended December 31, 2014 and the three months ended March 31, 2015, respectively, resulting in an unamortized discount of $127,974 at March 31, 2015 which will be amortized over the next 31.5 months.

The effective interest rate for the Series A convertible notes was 21.9% for the three months ended March 31, 2015.

Series B Convertible Notes

On October 14, 2014, the Company issued $2,900,497 of its Series B convertible notes payable to thirty-three investors for cash. The notes bear interest at 8% per annum and are due October 14, 2017. During the three months ended March 31, 2015, the Company redeemed a $403,888 note from a noteholder, under a pre-existing agreement with the noteholder, for 300,000 Euro ($329,797), resulting in a gain from the extinguishment of the debt of $74,091.

The effective interest rate for the Series B convertible notes was 19.5% for the three months ended March 31, 2015.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 4 – Convertible Notes Payable (Continued)

Series C Convertible Notes

On October 14, 2014, the Company issued $874,000 of its Series C convertible notes payable to an investor for cash. The note bears interest at 10% per annum and is due October 14, 2017. A total of 600,000 shares of the Company’s common stock were issued in conjunction with the note to the noteholder at a fair value of $210,000 ($0.35 per share) based on the price of shares sold to investors. The $210,000 was recorded as a discount to the note and $14,959 and $17,260 of the discount has been accreted as interest expense for the year ended December 31, 2014 and the three months ended March 31, 2015, respectively, resulting in an unamortized discount of $177,781 at March 31, 2015 which will be amortized over the next 31.5 months.

The effective interest rate for the Series C convertible notes was 22.9% for the three months ended March 31, 2015.

Series D Convertible Notes

On October 14, 2014, the Company issued $365,000 of its Series D convertible notes payable to five investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the property at December 31, 2014 and March 31, 2015 is estimated to be $672,622 based on a third-party valuation as of December 31, 2014 and management’s estimates as of March 31, 2015, of which, $45,981 is the pro rata share of the Series D noteholders and was recorded as a discount to the notes. $3,276 and $3,780 of the discount has been accreted as interest expense for the year ended December 31, 2014 and the three months ended March 31, 2015, respectively, resulting in an unamortized discount of $38,925 at March 31, 2015 which will be amortized over the next 31.5 months.

The effective interest rate for the Series D convertible notes was 19.2% for the three months ended March 31, 2015.

Interest on Convertible Notes Payable

As a condition of the convertible note agreements, the Company has placed the first year’s interest in escrow with an agent who will make monthly interest payments to the noteholders on the Company’s behalf. A total of $410,135 was funded to the escrow agent during the year ended December 31, 2014 and an additional amount of $65,784 was funded during the three months ended March 31, 2015. The escrow agent paid a total of $85,739 to noteholders during the year ended December 31, 2014 and $116,243 during the three months ended March 31, 2015, resulting in a balance of prepaid interest of $273,937 at March 31, 2015.

$17,382 of interest was accrued as of December 31, 2014. During the three months ended March 31, 2015, $116,743 of interest was accrued and expensed on the notes and $116,243 was paid by the escrow agent, resulting in a remaining accrual of $17,882 at March 31, 2015.

Debt Issuance Costs

During the year ended December 31, 2014, the Company paid cash of $570,543, issued 258,111 shares of its common stock at a fair value of $90,339 ($0.35 per share) based on the price of shares sold to investors, and has recorded 246,683 shares of common stock to be issued as a liability at a fair value of $86,338 ($0.35 per share) based on the price of shares sold to investors, for a total of $747,220 of debt issuance costs recorded as a debt discount to the convertible notes. $52,544 and $106,736 has been amortized as interest expense during the year ended December 31, 2014 and the three months ended March 31, 2015, respectively, resulting in a balance of debt issuance costs discount of $587,940 at March 31, 2015 which will be amortized over the next 31.5 months.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 4 – Convertible Notes Payable (Continued)

Deposits on Notes Payable Subscriptions

To fund the development of the Company’s projects, the Company has initialized a note offering and begun accepting subscriptions for up to a total of $8,500,000 for new series of notes payable, to be described as “Series 1”, “Series 2” and “Kitimat” (formerly described as Series 3”). As of March 31, 2015, the terms and provisions of the notes are yet to be determined and, as such, the deposits have been classified as current liabilities in the accompanying consolidated balance sheet. As of December 31, 2014 and March 31, 2015, the Company has received deposits of $567,617 and $1,530,662, respectively, for subscriptions for the future notes. See Note – 8, Subsequent Events.

Profit Participation Liability

The Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the property at December 31, 2014 and March 31, 2015 is estimated to be $672,622 based on a third-party valuation as of December 31, 2014 and management’s estimates as of March 31, 2015, of which, $197,146 is the pro rata share of the Series A and D noteholders and is recorded as a profit participation liability and as discounts to the convertible notes payable as of December 31, 2014 and March 31, 2015.

Note 5 – Related Party Transactions

During the three months ended March 31, 2014, the Company paid $41,483, to Cliche Investments LLC for consulting services. Sebastien Cliche, a director of the Company, is the sole member of Cliche Investments LLC.

Note 6 – Stockholders’ Equity

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

Common Stock

During the three months ended March 31, 2015, the Company received cash of $1,044,150 for 1,392,196 shares of its common stock of which 201,333 shares were unissued at March 31, 2015.

During the three months ended March 31, 2015, the Company issued 575,714 shares of its common stock that was previously issuable at December 31, 2014.

During the three months ended March 31, 2015, the Company issued 1,080,523 shares of common stock for consulting services from eleven individuals or entities. The shares were valued at $0.75, based on the price of shares sold to investors, for a total of $810,392 and has been charged to operations for the three months ended March 31, 2015.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Warrants

The following table summarizes warrant activities for the three months ended March 31, 2015:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of warrants	price	life (years)	value

Granted in 2015	1,325,000	$0.45

Balance at March 31, 2015	1,325,000	$0.45	4.27	$400,000

Exercisable at March 31, 2015	200,000	$0.50	4.11	$50,000

Weighted average grant date fair value		$0.36

During the three months ended March 31, 2015, the Company issued warrants to purchase a total of 1,325,000 shares of the Company’s common stock to four individuals for consulting services. These warrants have contractual lives from 3 to 4.6 years and were valued at an average grant date fair value of $0.36 per warrant, or $477,250, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock Price	$0.75
Contractual term	3.0 to 4.6 years
Expected volatility	22.7%
Risk-free interest rate	1.06% to 1.57%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. $71,854 was expensed as stock-based consulting fees for the three months ended March 31, 2015 and $405,396 of expense will be recognized over the next nine to twenty-one months due to varying vesting periods.

Note 7 – Commitments and Contingencies

The Company has entered into certain consulting agreements which call for introduction fees to be paid to the consultants for capital received by the Company from investors introduced by the consultants. The fees range from i) 2% in common stock to ii) 13% in cash and 10% in common stock of the amounts received by the Company.

The Company has agreed to issue 1,000,000 shares every twelve months beginning May 1, 2015 through May 1, 2019 to one consultant for consulting services to be rendered.

The Company has agreed to issue 1,000,000 shares every twelve months beginning February 19, 2015 through February 18, 2019 to a consultant for consulting services to be rendered. The shares are fully earned and vested upon grant. $750,000 of stock-based consulting expense has been accrued and charged to operations as of March 31, 2015, based on the price of shares sold to investors.

The Company has agreed to issue 20,833 shares every month beginning April 1, 2015 through October 1, 2016 to a consultant for consulting services to be rendered.

The Company has agreed to issue 10,000 shares every month beginning April 1, 2015 through October 1, 2016 to a consultant for consulting services to be rendered.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 7 – Commitments and Contingencies (Continued)

The Company has agreed to issue 250,000 shares every quarter beginning February 1, 2015 through October 31, 2019 to a consultant for consulting services to be rendered. $125,000 of stock-based consulting expense has been accrued and charged to operations as of March 31, 2015, based on the price of shares sold to investors.

The Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the property at March 31, 2015 is estimated to be $672,622 based on a management’s estimates, of which, $197,146 is the pro rata share of the Series A and D noteholders and is recorded as a profit participation liability and as discounts to the convertible notes payable as of March 31, 2015. The potential profit will be re-measured on a quarterly basis and adjusted.

On December 31, 2014, the Company and Coast To Coast (“CTC”) entered into a Purchase and Sale Agreement whereby the Company has received the title interest in four properties acquired by CTC and had relieved CTC from any further obligation of notes receivable from CTC. The Company assumed a $1,160,865 land loan, which was paid on April 22, 2015, on one of the properties. Under the purchase and sale agreement, the Company is obligated to pay CTC a fee for financial and real estate advisory services equal to a percentage of the net profits earned on the sale of the properties, as defined.

Note 8 – Subsequent Events

From April 1, 2015 through May 20, 2015, the Company sold 263,521 shares of its common stock for cash received of $197,640.

From April 1, 2015 through May 20, 2015, the Company received $500,000 for subscriptions to purchase 666,667 shares of common stock.

From April 1, 2015 through May 20, 2015, the Company issued 500,000 shares of its common stock for consulting services to an individual. The shares were valued at $0.75, based on the price of shares sold to investors, for a total of $375,000.

From April 1, 2015 through May 8, 2015, the Company received $1,524,830 as deposits for its Kitimat notes payable.

On May 8, 2015, the Company closed on its Kitimat notes payable offering and issued two separate series of notes, Series A for an aggregate of $2,442,830 and Series B for an aggregate of $473,117. The notes are due May 8, 2018, bear interest at 8% and are collateralized by a secured interest in the Kitimat property. Both series of the notes contain provisions that allow for pro rata prepayments of the notes by the Company in the event of sales of parcels of the Kitimat Project and a call option by the Company to prepay the note at any time prior to the six month anniversary of the closing date of the note. The Series A and Series B notes contain a premium payment to the noteholders on each sale of the Kitimat project in an amount equal to twenty-five percent (25%) for Series A notes and fifty percent (50%) for Series B notes of the noteholder’s pro rata share of the total net profit on each parcel of the Kitimat project sold. The Company has the option to extend the maturity date of the notes up to a period of 18 months.

On May 13, 2015, the Company and LNG Canada Development Inc. (“LNG Canada”), have entered into an agreement for ROI to develop apartment and townhouse units in Kitimat, British Columbia. LNG Canada will lease the units. The agreement is for five years and calls for the Company to construct housing for LNG Canada’s workforce in a phased approach. In the first phase of the housing project, the Company is expected to build 35 apartments and 9 townhouses in Kitimat, and the phase is projected to be completed by May 31, 2016.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

We specialize in land development. Our new business model consist of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to established residential and commercial building developers.

On November 15, 2013, the Company organized ROI Dev Canada Inc. (“ROI DEV”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI DEV was organized to acquire and manage land acquisitions.

Plan of Operation

We are a Land Development Company that owns and operates businesses in the land development industry. The Company's business model consists of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to large residential and commercial building developers. Our mission is to maximize our return on investment within the land development sector in Canada as well as internationally. These investments and/or acquisitions may be directly acquired by our Company’s or via qualified Joint Venture Partners. Alternatively, our Company’s for practical purposes functions as a land investment banking firm. We strive to maintain the utmost respect of the environment, particularly by emphasizing and preserving more green spaces than the local laws require.

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues

Revenues were $18,995 for the three months ended March 31, 2015 compared to $ nil for the three months ended March 31, 2014. The revenues consisted of interest income earned on notes receivable.

Operating Expenses and Other Income (Expense)

For the three months ended March 31, 2015, our total operating expenses were $2,383,934 compared to $1,047,495 for the three months ended March 31, 2014 resulting in an increase of $1,336,439. The increase is attributable to our growth and continuing efforts in executing our business model. The increase is attributable to advertising and marketing expenses of $14,109 in 2015 (2014: $11,627); Compensation costs of $20,111 in 2015 (2014: $14,597); Consulting fees of $2,109,266 in 2015, of which $1,944,746 was stock-based (2014: $887,407); Professional fees of $72,229 in 2015 (2014: $74,621); Travel expenses of $109,394 in 2015 (2014: $16,943); and general and administrative expenses of $58,825 in 2015 (2014: $42,300).

Other income and expenses consisted of interest expense of $265,070 in 2015 (2014: $-0-), currency exchange losses of $66,670 in 2015 (2014: $1,563), offset by a gain on extinguishment of debt of $74,091 in 2015 (2014: $-0-).

As a result, net loss was $2,622,588 for the three months ended March 31, 2015 compared to $1,049,058 for the three months ended March 31, 2014.

Liquidity and Capital Resources

Overview

Historically, we have financed our cash flow and operations from the sale of common stock and issuance of notes payable.  Our principal use of funds during the three months ended March 31, 2015 and 2014 was for the acquisition of properties, the funding of notes receivable for property projects and development, and general corporate expenses.

Liquidity and Capital Resources during the three months ended March 31, 2015 compared to the three months ended March 31, 2014

At March 31, 2015, we had cash of $611,264 and a deficit in working capital of $3,462,954.  We used cash in operations of $1,804,763 for the three months ended March 31, 2015 compared to negative cash flow from operations of $829,511 for the three months ended March 31, 2014. The negative cash flow from operating activities for the three months ended March 31, 2015 is attributable to the Company's net loss from operations of $2,622,588, offset by amortization of other assets of $3,447, stock-based consulting fees of $1,944,746, amortization of debt issuance costs of $106,736, accretion of debt discount of $25,387, and amortization of profit participation discount of $16,204, and increased by a gain on the extinguishment of debt of $74,091 and changes in operating assets and liabilities of $1,204,604. Cash used in operations for the three months ended March 31, 2014 is attributable to the Company's net loss from operations of $1,049,058, offset by stock-based consulting fees of $507,500 and changes in operating assets and liabilities of $287,953.

We did not use any cash for investing activities for the three months ended March 31, 2015 and 2014.

Net cash provided by financing activities for the three months ended March 31, 2015 consisted of $968,000 for deposits received for notes payable, $1,044,150 for the sale of common stock, net of issuance costs, offset by the payment of $329,797 on convertible notes payable. Net cash provided by financing activities for the three months ended March 31, 2014 consisted of $630,894 for the sale of common stock, net of issuance costs, $379,015 of a capital contribution from a shareholder, offset by $2,800 of amounts paid on advances from a shareholder.

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

We currently are seeking investments in notes payable of up to $8,500,000 to fund land acquisitions and development. From April 1, 2015 through May 20, 2015, we have received additional deposits of $1,524,830 for the notes payable. Also from April 1, 2015 through May 20, 2015, we have received $697,640 from the sale of common stock.

The convertible notes contain certain financial and other covenants. As of December 31, 2014 and as a result of the Company's going concern, the Company was unable to remain in compliance with a covenant arising under all of its convertible note agreements. The total of $5,339,497 of long-term debt was subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2014. On April 27, 2015, the Company received written consent of waiver of the default from the required noteholders (greater than 50% of the noteholders in principal amount pari passu) and the applicable covenant was removed to ensure it will not be triggered in the future. As such, the amount representing the long-term portion of the notes payable, $2,788,778, has been classified as noncurrent liabilities as of March 31, 2015.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended December 31, 2014 regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements as of and for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 22, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 4.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or our subsidiary, threatened against or affecting our company, our common stock, our subsidiary or of our company’s or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On March 6, 2015, the Company issued 1,321,681 shares of its common stock to twelve investors for $776,975 in cash under private placement offerings.

On March 6, 2015, pursuant to consulting agreements, the Company issued 383,334 shares of its common stock to two individuals or entities for consulting services rendered valued at $287,500.

On March 25 2015, the Company issued 444,896 shares of its common stock to ten investors for $333,675 in cash under private placement offerings.

On March 25 2015, pursuant to consulting agreements, the Company issued 697,189 shares of its common stock to nine individuals or entities for consulting services rendered valued at $522,892.

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

ROI LAND INVESTMENTS LTD.

Date: May 20, 2015	By: /s/ Sebastien Cliche
Sebastien Cliche
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2015	By: /s/ Sami Chaouch
Sami Chaouch
Interim Chief Financial Officer (Principal Financial Officer)

