Form 10-Q/A
period 2014-06-30
ROI LAND INVESTMENTS LTD
filed 2015-07-23
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-Q /A

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 ( the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2014, is to file a restated Balance Sheet, Statement of Operations, Statement of Cash Flows, Footnote disclosures and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2014 and 2013 resulting from errors discovered by the Company on April 15, 2015 during the preparation of its Form 10-K for the year ended December 31, 2014, described in detail below.

An error was discovered by the Company on April 15, 2015, related to the accounting for common stock issued to non-employees of the Company for consulting services. The Company originally recorded the fair value of the common stock as a prepaid expense and amortized the expense over the service period of the consulting agreements. As the common stock issued was fully vested on the date of issuance, the fair value of the common stock should have been fully expensed on the date of issuance as required by the Financial Accounting Standards Board ("FASB”) Accounting Standards Codification ("ASC”) Topic 505-50.

Additionally, a shareholder of the Company made a capital contribution to, and paid for certain expenses of, the Company during the six months ended June 30, 2014, which were not recorded as of June 30, 2014. Also, the Company incorrectly recorded certain payments related to deposits for land development as interest expense and misclassified interest receivable on mortgage notes receivable as other income when it should have been properly classified as revenue.

Finally, the Company determined that its accounting for funds received for common stock subscriptions, yet unissued at the end of the period, was incorrect. Historically, the Company recorded these funds as “common stock issuable” in the Stockholders Equity section in its balance sheet. The corrected presentation is to include the funds received as common stock and additional paid in capital while reflecting the represented shares in shares outstanding, but excluded from shares issued.

This comprehensive restatement, including: i) expensing common stock issued to non-employees on the date of issuance, ii) recording the capital contribution and expenses paid by a shareholder, iii) reclassification of interest expense and interest income, and iv) the reclassification of equity accounts for funds received for stock subscriptions not issued, has no effect on our cash position or overall cash flow.

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

ROI LAND INVESTMENTS LTD.

FORM 10-Q

JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ROI Land Investments Ltd.

Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)

ASSETS

Current assets:
Cash	$511,348	$–
Prepaid expenses and other current assets	18,290	–
Total current assets	529,638	–

Other assets:
Mortgage notes receivable	524,776	–
Deposit on land	564,979	–

Total assets	$1,619,393	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$632	$9,226
Due to shareholder	–	2,800
Total current liabilities	632	12,026

Other liabilities:
Bonds in escrow	400,000	–

Total liabilities	400,632	12,026

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Common stock, 100,000,000 shares authorized, $.0001 par value, 18,796,340 and 21,477,949 shares issued and outstanding at June 30, 2014, respectively, and 8,475,500 shares issued and outstanding at December 31, 2013, respectively	2,148	848
Additional paid-in capital	5,021,323	109,651
Accumulated other comprehensive loss	21,146	–
Accumulated deficit	(3,826,856)	(122,525)
Total stockholders' equity (deficit)	1,619,393	(12,026)

Total liabilities and stockholders' equity (deficit)	$1,619,393	$–

See accompanying notes to financial statements.

ROI Land Investments Ltd.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Restated)		(Restated)

Net revenue	$3,018	$–	$3,018	$–

General and administrative expenses	2,642,101	5,365	3,689,596	10,317

Loss from operations	(2,639,083)	(5,365)	(3,686,578)	(10,317)

Other income (expense):
Exchange gain (loss)	(16,190)	–	(17,753)	–
Interest expense	–	(550)	–	(1,100)
Total other income (expense)	(16,190)	(550)	(17,753)	(1,100)

Loss before income taxes	(2,655,273)	(5,915)	(3,704,331)	(11,417)

Provision for income taxes	–	–	–	–

Net loss	$(2,655,273)	$(5,915)	$(3,704,331)	$(11,417)

Net loss per share - basic and diluted	$(0.16)	$(0.00)	$(0.28)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	16,263,620	8,475,500	13,317,143	8,475,500

Net loss	$(2,655,273)	$(5,915)	$(3,704,331)	$(11,417)

Foreign currency translation loss	26,365	–	22,146	–

Total comprehensive loss	$(2,628,908)	$(5,915)	$(3,682,185)	$(11,417)

See accompanying notes to financial statements.

ROI Land Investments Ltd.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(Restated)
Cash flows from operating activities:
Net loss	$(3,704,331)	$(11,417)
Adjustments to reconcile net loss to net cash used in operations:
Stock based consulting fees	2,957,500	–
Notes payable issued for professional services	–	–
Expenses paid by shareholder	–	–
Accrued interest on notes payable	–	1,100
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(18,290)	–
Funding of mortgage notes	(524,776)	–
Deposit made on land acquisition	(564,979)	–
Accounts payable	(8,594)	1,492
Net cash used in operating activities	(1,863,470)	(8,825)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Proceeds sale of bond subscriptions	400,000	–
Advance from officer	–	8,250
Amounts due to shareholder, net	(2,800)	–
Proceeds from sale of common stock	1,576,457	–
Capital contribution from shareholder	379,015	–
Net cash provided by financing activities	2,352,672	8,250

Effect of exchange rate changes on cash	22,146	–

Net increase (decrease) in cash	511,348	(575)

Cash at beginning of period	–	575

Cash at end of period	$511,348	$–

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $3,704,331 for the six months ended June 30, 2014 and has incurred cumulative losses since inception of $3,826,856. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 2 – Deposits on Land

On March 24, 2014, the Company’s wholly-owned subsidiary, ROI DEV, executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport/Cambert Project”. Per the terms of the Agreement, the total cost of the purchase is $5,321,759 (CAD 5,913,723), of which $269,970 (CAD 300,000) was tendered upon execution as a firm initial deposit, with a second deposit of $4,499,500 (CAD 5,000,000) to be provided shortly and the final balance of $552,289 (CAD 613,723) due on or before June 1, 2014. As the balances were not paid by June 1, 2014, the Company and 9284-0784 Quebec Inc. agreed to extend the due date and the Company paid an additional deposit of $295,009 (CAD 302,902). The Company’s former director, Patrick Bragoli, and current CEO and Chairman, Sebastien Cliche, each own 16.67% of 9284-0784 Quebec Inc.

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

Note 5 – Related Party Transactions

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

Note 6 – Stockholders’ Equity (Deficit)

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

As of June 30, 2014, from its effort to raise capital in 2013 and 2014, the Company has received cash of $938,563 for stock subscriptions to purchase 2,681,609 shares of its common stock. The shares are unissued at June 30, 2014.

During the six months ended June 30, 2014, the Company issued 8,450,000 shares of common stock for consulting services from ten individuals. The shares were valued at $0.35, based on the price of shares sold to investors, for a total of $2,957,500, which was charged to operations during the six months ended June 30, 2014.

During the six months ended June 30, 2014, a shareholder contributed cash of $379,015 to the Company as a capital contribution.

Note 7 – Commitments and Contingencies

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

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 8 – Restatement of Prior Period Consolidated Financial Statements

The Company restated its previously issued consolidated financial statements included in the original Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 to reflect the effects of accounting and reporting errors resulting from a deficiency in its accounting and financial statement preparation process. This error and the related adjustments resulted in an understatement of net loss of $1,438,654 and $1,964,818 for the three and six months ended June 30, 2014, respectively, and the overstatements of $2,253,617 and $1,964,818 of total assets and accumulated deficit, respectively, as of June 30, 2014. The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

Consolidated Balance Sheet

	June 30, 2014
	As previously		As
	reported	Adjustments	restated
ASSETS
Current assets:
Cash	$511,348	–	$511,348
Prepaid expenses and other current assets	2,321,481	(2,303,191)	18,290
Total current assets	2,832,829	(2,303,191)	529,638

Other assets:
Mortgage notes receivable	524,776	–	524,776
Deposit on land	515,405	49,574	564,979

Total assets	$3,873,010	$(2,253,617)	$1,619,393

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$632	–	$632
Total current liabilities	632	–	632

Other liabilities:
Bonds in escrow	400,000	–	400,000

Total liabilities	400,632	–	400,632

Commitments and contingencies	–	–	–

Stockholders' equity:
Preferred stock	–	–	–
Common stock	1,880	268	2,148
Additional paid-in capital	3,704,013	1,317,310	5,021,323
Common stock issuable	1,606,763	(1,606,763)	–
Accumulated other comprehensive loss	21,760	386	22,146
Accumulated deficit	(1,862,038)	(1,964,818)	(3,826,856)
Total stockholders' equity	3,472,378	(2,253,617)	1,218,761

Total liabilities and stockholders' equity	$3,873,010	$(2,253,617)	$1,619,393

Note 8 – Restatement of Prior Period Consolidated Financial Statements (Continued)

Consolidated Statements of Operations

	For the Three Months Ended June 30, 2014
	As previously		As
	reported	Adjustments	restated
Net revenue	$–	$3,018	$3,018

General and administrative expenses	869,274	1,772,827	2,642,101

Loss from operations	(869,274)	(1,769,809)	(2,639,083)

Other income (expense):
Interest income	3,018	(3,018)	–
Interest expense	(49,188)	49,188	–
Exchange gain (loss)	(16,190)	–	(16,190)
Other expense	(284,985)	284,985	–
Total other income (expense)	(347,345)	331,155	(16,190)

Loss before taxes	(1,216,619)	(1,438,654)	(2,655,273)

Provision for income taxes	–	–	–

Net loss	$(1,216,619)	$(1,438,654)	$(2,655,273)

Net loss per share - basic and diluted	$(0.08)	–	(0.16)

Weighted average number of shares outstanding - Basic and Diluted	14,996,623	1,266,997	16,263,620

Net loss	$(1,216,619)	$(1,438,654)	$(2,655,273)

Foreign currency translation loss	25,979	386	26,365

Total comprehensive loss	$(1,190,640)	$(1,438,268)	$(2,628,908)

Note 8 – Restatement of Prior Period Consolidated Financial Statements (Continued)

Consolidated Statements of Operations

	For the Six Months Ended June 30, 2014
	As previously		As
	reported	Adjustments	restated
Net revenue	$–	$3,018	$3,018

General and administrative expenses	1,390,605	2,298,991	3,689,596

Loss from operations	(1,390,605)	(2,295,973)	(3,686,578)

Other income (expense):
Interest income	3,018	(3,018)	–
Interest expense	(49,188)	49,188	–
Exchange gain (loss)	(17,753)	–	(17,753)
Other expense	(284,985)	284,985	–
Total other income (expense)	(348,908)	331,155	(17,753)

Loss before taxes	(1,739,513)	(1,964,818)	(3,704,331)

Provision for income taxes	–	–	–

Net loss	$(1,739,513)	$(1,964,818)	$(3,704,331)

Net loss per share - basic and diluted	$(0.15)	–	(0.28)

Weighted average number of shares outstanding - Basic and Diluted	11,986,595	1,330,548	13,317,143

Net loss	$(1,739,513)	$(1,964,818)	$(3,704,331)

Foreign currency translation loss	21,760	386	22,146

Total comprehensive loss	$(1,717,753)	$(1,964,432)	$(3,682,185)

Note 8 – Restatement of Prior Period Consolidated Financial Statements (Continued)

Consolidated Statement of Cash Flows

	For the Six Months Ended June 30, 2014
	As previously		As
	reported	Adjustments	restated
Cash flows from operating activities:
Net loss	$(1,739,513)	$(1,964,818)	$(3,704,331)
Adjustments to reconcile net loss to net cash used in operations:
Stock based consulting fees	658,509	2,298,991	2,957,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(18,290)	–	(18,290)
Funding of mortgage notes	–	(524,776)	(524,776)
Deposit made on land acquisition	–	(564,979)	(564,979)
Accounts payable	(8,594)	–	(8,594)
Net cash used in operating activities	(1,107,888)	(755,582)	(1,863,470)

Cash flows from investing activities:
Funding of mortgage notes	(524,776)	524,776	–
Deposit made on land acquisition	(517,964)	517,964	–
Net cash used in investing activities	(1,042,740)	1,042,740	–

Cash flows from financing activities:
Amounts due to shareholder, net	(2,800)	–	(2,800)
Proceeds from sale of bond subscriptions	400,000	–	400,000
Proceeds from sale of common stock	637,894	938,563	1,576,457
Proceeds from common stock subscriptions	1,602,563	(1,602,563)	–
Capital contribution from shareholder	–	379,015	379,015
Net cash provided by financing activities	2,637,657	(284,985)	2,352,672

Effect of exchange rate changes on cash	24,319	(2,173)	22,146

Net increase (decrease) in cash	511,348	–	511,348

Cash at beginning of period	–	–	–

Cash at end of period	$511,348	$–	$511,348

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

On June 17, 2014, ROI DEV entered into a Framework Agreement with Coast to Coast Holding Ltd. (“CTC”), a Canadian corporation. Under the terms of the agreement, ROI DEV will provide funding to CTC in the form of mortgage notes payable for property development projects, and provide financial and real estate advisory services, for a period of up to ten years. ROI DEV has the right to make the loan or not and each individual loan will be evidenced by its own promissory note with terms agreed on by the parties. During the six months ended June 30, 2014, ROI DEV funded a total of four loans totaling $524,776 (CAD 560,000).

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

Results of Operations

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenues

We have limited operational history. From our inception on December 13, 2007 to December 31, 2013 we have not generated any revenues. We earned $3,018 of interest revenue for the three months ended June 30, 2014. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate additional revenues in the next 12 months continues to be uncertain.

Operating Expenses and Other Income (Expense)

For the three months ended June 30, 2014, our total operating expenses were $2,642,101 compared to $5,365 for the three months ended June 30, 2013 resulting in an increase of $2,636,736. The increase is attributable to our efforts in organizing the Company in its new business model. Operating expenses for the three months ended June 30, 2014 consisted of consulting expense of $2,560,857 (of which $2,450,000 was stock based), legal fees of $30,000, and other corporate expenses and overhead of $51,244. The Company’s operating expenses for the three months ended June 30, 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s 2012 Annual Report of $5,365.

Other income (expense) incurred during the three months ended June 30, 2014 included interest expense of $-0- (2013: $550) and exchange loss of $16,190 (2013: $-0-).

Net loss for the three months ended June 30, 2014 was $2,655,273 compared to $5,915 for the three months ended June 30, 2013.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenues

We have limited operational history. From our inception on December 13, 2007 to December 31, 2013 we have not generated any revenues. We earned $3,018 of interest revenue for the six months ended June 30, 2014. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate additional revenues in the next 12 months continues to be uncertain.

Operating Expenses and Other Income (Expense)

For the six months ended June 30, 2014, our total operating expenses were $3,689,596 compared to $10,317 for the six months ended June 30, 2013 resulting in an increase of $3,679,279. The increase is attributable to our efforts in organizing the Company in its new business model. Operating expenses for the six months ended June 30, 2014 consisted of consulting expense of $3,432,400 (of which $2,957,500 was stock based), legal fees of $84,954, and other corporate expenses and overhead of $172,242. The Company’s operating expenses for the six months ended June 30, 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s 2012 Annual Report of $10,317.

Other income (expense) incurred during the six months ended June 30, 2014 included interest expense of $-0- (2013: $1,100) and exchange loss of $17,753 (2013: $-0-).

Net loss for the six months ended June 30, 2014 was $3,704,331 compared to $11,417 for the six months ended June 30, 2013.

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

Liquidity and Capital Resources during the Six Months ended June 30, 2014 compared to the Six Months ended June 30, 2013

As of June 30, 2014, we had cash of $511,348 and working capital of $529,006. The Company used cash in operations of $1,863,470 for the six months ended June 30, 2014 compared to cash used in operations of $8,825 for the six months ended June 30, 2013. The cash used in operating activities for the six months ended June 30, 2014 was attributable to the Company's net loss of $3,704,331, increased by the net changes in operating assets and liabilities of $1,116,639 and offset by stock based consulting fees of $2,957,500.   Cash used in operations for the six months ended June 30, 2013 was attributable to the Company's net loss of $11,417 offset by interest accrued on notes payable of $1,100 and the net changes in operating assets and liabilities of $1,492.

We had no cash flows from investing activities for the six months ended June 30, 2014 and 2013, respectively.

Cash provided by financing activities was $2,352,672 and $8,250 for the six months ended June 30, 2014 and 2013, respectively. Cash provided by financing activities for the six months ended June 30, 2014 included $400,000 of proceeds from the sale of bond subscriptions, proceeds from the sale of common stock of $1,576,457, and a capital contribution from a shareholder of $379,015, offset by amounts paid to a shareholder for advances of $2,800. Cash provided by financing activities for the six months ended June 30, 2013 was advances from an officer of $8,250.

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

ROI LAND INVESTMENTS LTD.

Date: July 22, 2015	By: /s/ Sebastien Cliche
Sebastien Cliche
Chairman Chief Executive Officer (Principal Executive Officer)

