Form 10-Q
period 2015-06-30
ROI LAND INVESTMENTS LTD
filed 2015-08-12
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015, the registrant had 46,230,347 shares of its Common Stock, $0.0001 par value, outstanding.

ROI LAND INVESTMENTS LTD.

FORM 10-Q

JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROI Land Investments Ltd. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,208,843	$745,821
Notes receivable	1,642,175	752,413
Mortgage note receivable	174,000	184,879
Interest receivable	109,752	68,079
Prepaid interest	173,354	324,396
Other current assets	227,982	39,023
Total current assets	3,536,106	2,114,611

Other assets:
Land and development costs	15,411,294	8,962,963
Deposits on land	84,000	–
Investment in cost-method investee	55,470	60,750
Other assets, net	46,294	52,813
Total other assets	15,597,058	9,076,526

Total assets	$19,133,164	$11,191,137

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,043,173	$1,187,460
Land loan	3,350,000	1,160,865
Convertible notes payable, net of discounts, current portion	1,173,463	4,174,844
Profit participation liability	197,146	197,146
Deposits on notes payable subscriptions	2,476,113	567,617
Total current liabilities	9,239,895	7,287,932

Other liabilities
Convertible notes payable, net of discounts, noncurrent	2,845,761	–
Notes payable, net of discounts	2,695,546	–

Total liabilities	14,781,202	7,287,932

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Common stock, 100,000,000 shares authorized, par value $0.0001, 43,141,029 and 46,230,347 shares issued and outstanding at June 30, 2015, respectively, and 39,043,504 and 39,619,219 shares issued and outstanding at December 31, 2014, respectively	4,623	3,962
Additional paid-in capital	14,682,617	9,641,190
Accumulated other comprehensive loss	(978,456)	(441,739)
Accumulated deficit	(9,356,822)	(5,300,208)
Total stockholders' equity	4,351,962	3,903,205

Total liabilities and stockholders' equity	$19,133,164	$11,191,137

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Interest income	$26,747	$3,018	$45,742	$3,018

Operating expenses:
Advertising and marketing	42,155	4,208	56,264	15,835
Compensation	48,920	3,406	69,031	18,003
Consulting fees	229,689	2,544,993	2,338,955	3,432,400
Professional fees	169,124	28,334	241,353	102,955
Travel expenses	440,413	33,667	549,807	50,610
General and administrative expenses	308,822	27,493	367,647	69,793

Total operating expenses	1,239,123	2,642,101	3,623,057	3,689,596

Loss from operations	(1,212,376)	(2,639,083)	(3,577,315)	(3,686,578)

Other income (expense):
Interest expense	(269,918)	–	(534,988)	–
Gain on extinguishment of debt	–	–	74,091	–
Exchange gain (loss)	48,268	(16,190)	(18,402)	(17,753)
Total other income (expense)	(221,650)	(16,190)	(479,299)	(17,753)

Loss before income taxes	(1,434,026)	(2,655,273)	(4,056,614)	(3,704,331)

Provision for income taxes	–	–	–	–

Net loss	$(1,434,026)	$(2,655,273)	$(4,056,614)	$(3,704,331)

Net loss per share - basic and diluted	$(0.03)	$(0.16)	$(0.10)	$(0.28)

Weighted average number of shares outstanding - Basic and Diluted	44,184,518	16,263,620	42,127,499	13,317,143

Net loss	$(1,434,026)	$(2,655,273)	$(4,056,614)	$(3,704,331)

Foreign currency translation gain (loss)	179,132	26,365	(536,717)	22,146

Total comprehensive loss	$(1,254,894)	$(2,628,908)	$(4,593,331)	$(3,682,185)

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,056,614)	$(3,704,331)
Adjustments to reconcile net loss to net cash used in operations:
Amortization	6,733	–
Stock based consulting fees	1,573,475	2,957,500
Amortization of debt issuance costs	175,833	–
Accretion of debt discount on convertible notes payable	51,056	–
Accretion of profit participation discount on convertible notes payable	32,586	–
Gain on extinguishment of debt	(74,091)	–
Changes in operating assets and liabilities:
Notes receivable	(934,037)	(524,776)
Interest receivable	(41,673)	–
Prepaid interest	151,042	–
Other current assets	(188,959)	(18,290)
Land and development costs	(3,625,748)	–
Deposits on land	(84,000)	(564,979)
Accounts payable and accrued expenses	282,433	(8,594)
Net cash used in operating activities	(6,731,964)	(1,863,470)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Amounts due to shareholder, net	–	(2,800)
Payments on convertible notes payable	(329,797)	–
Proceeds from issuance of notes payable, net of issuance costs	2,307,341	–
Proceeds from deposits for notes payable subscriptions	2,445,293	400,000
Payment of land loan	(1,160,865)	–
Proceeds from sale of common stock, net of issuance costs	3,895,774	1,576,457
Capital contribution from shareholder	–	379,015
Net cash provided by financing activities	7,157,746	2,352,672

Effect of exchange rate changes on cash	37,240	22,146

Net increase in cash	463,022	511,348

Cash and cash equivalents at beginning of period	745,821	–

Cash and cash equivalents at end of period	$1,208,843	$511,348

Supplemental disclosure of cash flow information:

Cash paid for interest	$216,826	$–

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:

Acquisition of land held for development:
Land and development costs	$(3,350,000)	$–
Land loan	$3,350,000	$–

See accompanying notes to consolidated financial statements.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 1 – Business, Presentation and Going Concern

Business

ROI Land Investments Ltd. specializes in land development opportunities both in North America as well as internationally. The Company's business model consists of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to established residential and commercial building developers. Our business model also consists of providing financing opportunities to qualified joint venture partners.

On November 15, 2013, the Company organized ROI DEV Canada Inc. (“ROI DEV”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI DEV was organized to acquire and manage land acquisitions in North America.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $4,056,614 for the six months ended June 30, 2015 and has incurred cumulative losses since inception of $9,356,822. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Reclassifications

Certain items on the statement of operations for the three and six months ended June 30, 2014 have been reclassified to conform to the current period presentation.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 2 – Notes Receivable

Notes receivable and mortgage notes receivable consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Notes	USD	CAD	USD	CAD

Mortgage Notes:

3320 Kenney St., BC	$174,000	$215,000	$184,879	$215,000

Unsecured Notes:

1015-1050 Nalabila Blvd, BC	$934,037	$1,154,130	$–	$–

3320 Kenney St., BC	708,138	875,000	752,413	875,000

	$1,642,175	$2,029,130	$752,413	$875,000

During the six months ended June 30, 2015, the Company funded nine loans to CTC aggregating to $934,037 (CAD 1,154,130) for the development of the 1015-1050 Nalabila Blvd. project. The notes are unsecured, bear interest at 8% per annum and are due December 30, 2015.

Note 3 – Land and Development Costs

Land and development costs consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Property / Project	USD	CAD	USD	CAD

Beauport, BC	$5,111,840	$6,316,372	$5,431,448	$6,316,372

840 Graham Avenue, Terrace, BC	250,883	310,000	266,569	310,000

3304 Kenney Street, Terrace, BC	792,962	979,812	842,541	979,812

4922 Park Avenue, Terrace, BC	626,119	773,655	665,266	773,655

1015-1050 Nalabila Blvd, Kitimat, BC	1,653,742	2,043,423	1,757,139	2,043,423

Evans, Colorado	6,975,748	–	–	–

	$15,411,294		$8,962,963

On May 21, 2015, the Company entered into an agreement to acquire approximately 250 acres of land in Montgomery, Texas for $8,300,000, subject to due diligence and final acceptance within 120 days from the date of the agreement by the Company. A deposit of $84,000 was paid on May 21, 2015 and is included in the balance sheet as Deposits on land.

On June 9, 2015, the Company closed on the purchase of 220 acres of land in Evans, Colorado for a purchase price of $6,700,000. During the period from June 8, 2015 to June 30, 2015, the Company incurred $17,694 of closing costs and $258,054 of additional development costs on the property. See Note 4 -- Convertible Notes Payable and Notes Payable.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable

Convertible Notes Payable

Convertible notes payable consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015
			Issuance	Profit
	Principal	Debt	Costs	Participation	Net
Beauport Note Series	Amount	Discount	Discount	Discount	Amount

Series A Convertible	$1,200,000	$(75,489)	$(126,907)	$(115,412)	$882,192

Series B Convertible	2,496,609	–	(272,080)	–	2,224,529

Series C Convertible	874,000	(160,329)	(92,439)	–	621,232

Series D Convertible	365,000	–	(38,624)	(35,105)	291,271

	$4,935,609	$(235,818)	$(530,050)	$(150,517)	4,019,224

Less current portion, net of discounts					1,173,463

Convertible notes payable, net of discounts, noncurrent					$2,845,761

	December 31, 2014
			Issuance	Profit
	Principal	Debt	Costs	Participation	Net
Note Series	Amount	Discount	Discount	Discount	Amount

Series A Convertible	$1,200,000	$(91,833)	$(156,121)	$(140,398)	$811,648

Series B Convertible	2,900,497	–	(377,320)	–	2,523,177

Series C Convertible	874,000	(195,041)	(113,719)	–	565,240

Series D Convertible	365,000	–	(47,516)	(42,705)	274,779

	$5,339,497	$(286,874)	$(694,676)	$(183,103)	$4,174,844

All series of the notes contain provisions that allow for a) pro rata prepayments of the notes by the Company in the event of sales of parcels of the Beauport Project, b) a call option by the Company to prepay the note at any time prior to the six month anniversary of the closing date of the note which includes a 15% premium in the form of the Company’s common stock, and c) an option of the noteholder to convert the note into shares of the Company’s common stock at a 10% discount to the average market price of the Company’s common stock during the thirty days’ trading period preceding the date of conversion. The Company has not recorded any beneficial conversion feature as of June 30, 2015 and December 31, 2014 as the embedded conversion options in its convertible notes payable do not have a fixed conversion price at the issuance date of the notes payable as described under applicable U.S. GAAP. The Company has the option to extend the maturity date of the notes up to a period of 18 months.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable (Continued)

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

The convertible notes contain certain financial and other covenants. As of December 31, 2014 and as a result of the Company's going concern, the Company was unable to remain in compliance with a covenant arising under all of its convertible note agreements. The total of $5,339,497 of long-term debt was subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2014. On April 27, 2015, the Company received written consent of waiver of the default from the required noteholders (greater than 50% of the noteholders in principal amount pari passu) and the applicable covenant was removed to ensure it will not be triggered in the future. As such, the amount representing the long-term portion of the notes payable, $2,845,761, net of discounts, has been classified as noncurrent liabilities as of June 30, 2015.

Beauport Series A Convertible Notes

On October 14, 2014, the Company issued $1,200,000 of its Series A convertible notes payable to three investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017. A total of 282,500 shares of the Company’s common stock were issued in conjunction with the notes to the noteholders at a fair value of $98,875 ($0.35 per share) based on the price of shares sold to investors. The $98,875 was recorded as a discount to the notes and $7,042 and $16,344 of the discount has been accreted as interest expense for the year ended December 31, 2014 and the six months ended June 30, 2015, respectively, resulting in an unamortized discount of $75,489 at June 30, 2015 which will be amortized over the next 28.5 months.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at December 31, 2014 and June 30, 2015 was estimated to be $672,622, based on a third-party valuation as of December 31, 2014 and management’s estimates as of June 30, 2015, of which, $151,165 is the pro rata share of the Series A noteholders and was recorded as a discount to the notes. $10,767 and $24,986 of the discount has been accreted as interest expense for the year ended December 31, 2014 and the six months ended June 30, 2015, respectively, resulting in an unamortized discount of $115,412 at June 30, 2015 which will be amortized over the next 28.5 months.

The effective interest rate for the Series A convertible notes was 21.8% for the six months ended June 30, 2015.

Beauport Series B Convertible Notes

On October 14, 2014, the Company issued $2,900,497 of its Series B convertible notes payable to thirty-three investors for cash. The notes bear interest at 8% per annum and are due October 14, 2017. During the six months ended June 30, 2015, the Company redeemed a $403,888 note from a noteholder, under a pre-existing agreement with the noteholder, for 300,000 Euro ($329,797), resulting in a gain from the extinguishment of the debt of $74,091.

The effective interest rate for the Series B convertible notes was 15.7% for the six months ended June 30, 2015.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable (Continued)

Beauport Series C Convertible Notes

On October 14, 2014, the Company issued $874,000 of its Series C convertible notes payable to an investor for cash. The note bears interest at 10% per annum and is due October 14, 2017. A total of 600,000 shares of the Company’s common stock were issued in conjunction with the note to the noteholder at a fair value of $210,000 ($0.35 per share) based on the price of shares sold to investors. The $210,000 was recorded as a discount to the note and $14,959 and $34,712 of the discount has been accreted as interest expense for the year ended December 31, 2014 and the six months ended June 30, 2015, respectively, resulting in an unamortized discount of $160,329 at June 30, 2015 which will be amortized over the next 28.5 months.

The effective interest rate for the Series C convertible notes was 22.9% for the six months ended June 30, 2015.

Beauport Series D Convertible Notes

On October 14, 2014, the Company issued $365,000 of its Series D convertible notes payable to five investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at December 31, 2014 and June 30, 2015 is estimated to be $672,622, based on a third-party valuation as of December 31, 2014 and management’s estimates as of June 30, 2015, of which, $45,981 is the pro rata share of the Series D noteholders and was recorded as a discount to the notes. $3,276 and $7,600 of the discount has been accreted as interest expense for the year ended December 31, 2014 and the six months ended June 30, 2015, respectively, resulting in an unamortized discount of $35,105 at June 30, 2015 which will be amortized over the next 28.5 months.

The effective interest rate for the Series D convertible notes was 19.1% for the six months ended June 30, 2015.

Interest on Beauport Convertible Notes Payable

As a condition of the convertible note agreements, the Company has placed the first year’s interest in escrow with an agent who will make monthly interest payments to the noteholders on the Company’s behalf. A total of $410,135 was funded to the escrow agent during the year ended December 31, 2014 and an additional amount of $65,784 was funded during the six months ended June 30, 2015. The escrow agent paid a total of $85,739 to noteholders during the year ended December 31, 2014 and $216,826 during the six months ended June 30, 2015, resulting in a balance of prepaid interest of $173,354 at June 30, 2015.

During the six months ended June 30, 2015, $228,883 of interest was accrued and expensed on the notes and $216,826 was paid by the escrow agent, resulting in a remaining accrual of $29,439 at June 30, 2015.

Debt Issuance Costs on Beauport Convertible Notes Payable

During the year ended December 31, 2014, the Company paid cash of $570,543, issued 258,111 shares of its common stock at a fair value of $90,339 ($0.35 per share) based on the price of shares sold to investors, and has recorded 246,683 shares of common stock to be issued as a liability at a fair value of $86,338 ($0.35 per share) based on the price of shares sold to investors, for a total of $747,220 of debt issuance costs recorded as a debt discount to the convertible notes. $52,544 and $164,626 has been amortized as interest expense during the year ended December 31, 2014 and the six months ended June 30, 2015, respectively, resulting in a balance of debt issuance costs discount of $530,050 at June 30, 2015 which will be amortized over the next 28.5 months.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable (Continued)

Notes Payable

Notes payable consisted of the following at June 30, 2015:

		Issuance
	Principal	Costs	Net
Kitimat Note Series	Amount	Discount	Amount

Series A	$2,442,830	$(197,841)	$2,244,989

Series B	473,117	(22,560)	450,557

	$2,915,947	$(220,401)	2,695,546

Less current portion			–

Notes payable, net of discounts, noncurrent			$2,695,546

Both series of the notes contain provisions that allow for a) pro rata prepayments of the notes by the Company in the event of sales of parcels of the Kitimat Project and b) a call option by the Company to prepay the note at any time prior to the six month anniversary of the closing date of the note. The Company also has the option to extend the maturity date of the notes up to a period of 18 months.

Kitimat Series A Notes

On May 8, 2015, the Company issued $2,442,830 of its Series A notes payable to twenty-nine investors for cash. The notes bear interest at 8% per annum, are due May 8, 2018, and are collateralized by a secured interest in the Kitimat property. The Series A notes contain an option by the Company to prepay the notes on a pro rata basis in the event of sales of the Kitimat project in an amount equal to twenty-five percent (25%) of the net profits realized on such sales.

The effective interest rate for the Series A notes was 10.8% for the six months ended June 30, 2015.

Kitimat Series B Notes

On May 8, 2015, the Company issued $473,117 of its Series B notes payable to two investors for cash. The notes bear interest at 8% per annum, are due May 8, 2018, and are collateralized by a secured interest in the Kitimat property. The Series B notes contain an option by the Company to prepay the notes on a pro rata basis in the event of sales of the Kitimat project in an amount equal to fifty percent (50%) of the net profits realized on such sales.

The effective interest rate for the Series B notes was 9.6% for the six months ended June 30, 2015.

Interest on Kitimat Notes Payable

As a condition of the note agreements, the Company shall place the first year’s interest in escrow with an agent who will make monthly interest payments to the noteholders on the Company’s behalf. A total of $233,276 will be funded to the escrow agent during the quarter ended September 30, 2015.

During the six months ended June 30, 2015, $34,347 of interest was accrued and expensed on the notes.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable (Continued)

Debt Issuance Costs on Kitimat Notes Payable

During the six months ended June 30, 2015, the Company paid cash of $114,970 and has recorded 155,517 shares of common stock to be issued as a liability at a fair value of $116,638 ($0.75 per share) based on the price of shares sold to investors, for a total of $231,609 of debt issuance costs recorded as a debt discount to the notes. $11,207 has been amortized as interest expense during the six months ended June 30, 2015 resulting in a balance of debt issuance costs discount of $220,401 at June 30, 2015 which will be amortized over the next 34 months.

Land Loan

At December 31, 2014, the Company agreed to assume CTC’s land loan on the Kitimat property in the amount of $1,160,865 (CAD 1,350,000). The loan was fully paid on April 22, 2015.

On June 8, 2015, in connection with the acquisition of the Evans, Colorado property (see Note 3 – Land and Development Costs), the Company issued a promissory note in the amount of $3,350,000 to the seller. The note is due June 5, 2016, is collateralized by the property and bears interest at 6% per annum. At June 30, 2015, $12,283 of interest has been accrued.

Deposits on Notes Payable Subscriptions

To fund the development of the Company’s projects, the Company has initialized a note offering and begun accepting subscriptions for up to a total of $13,000,000 for new series of notes payable, to be described as “BC Series 1”, “BC Series 2” and “Colorado”. As of June 30, 2015, the terms and provisions of the notes are yet to be determined and, as such, the deposits have been classified as current liabilities in the accompanying consolidated balance sheet. As of December 31, 2014 and June 30, 2015, the Company has received deposits of $567,617 and $2,476,113, respectively, for subscriptions for the future notes. See Note 8 -- Subsequent Events.

Profit Participation Liability

The Beauport Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at December 31, 2014 and June 30, 2015 is estimated to be $672,622, based on a third-party valuation as of December 31, 2014 and management’s estimates as of June 30, 2015, of which, $197,146 is the pro rata share of the Beauport Series A and D noteholders and is recorded as a profit participation liability as of December 31, 2014 and June 30, 2015, respectively.

Note 5 – Related Party Transactions

During the six months ended June 30, 2014, the Company paid $47,983, to Cliche Investments LLC for consulting services. Sebastien Cliche, the Chairman, CEO and a director of the Company, is the sole member of Cliche Investments LLC.

During the six months ended June 30, 2014, the Company paid $85,281, to Acadian Advisory (“Acadian”) for professional fees. Philippe Germain, the Company’s President, is a shareholder of Acadian.

On May 14, 2014, the Company issued 1,500,000 shares to Sebastien Cliche. The shares were valued at $525,000, or $0.35 per share, based on the price of the Company’s common stock sold to investors.

On May 14, 2014, the Company issued 1,500,000 shares to Philippe Germain. The shares were valued at $525,000, or $0.35 per share, based on the price of the Company’s common stock sold to investors.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 5 – Related Party Transactions (Continued)

During the six months ended June 30, 2015, the Company paid $130,902, to Acadian for professional fees. Additionally, the Company has accrued $34,969 owed to Acadian and is obligated to issue 169,011 shares of its common stock valued at $126,758 of issuance costs as of June 30, 2015 on the Company’s bond and equity raising efforts.

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

Common Stock

During the six months ended June 30, 2015, the Company received cash of $4,149,050 for 4,879,415 shares of its common stock of which 3,089,318 shares were unissued at June 30, 2015.

During the six months ended June 30, 2015, the Company issued 575,714 shares of its common stock that was previously issuable at December 31, 2014.

During the six months ended June 30, 2015, the Company issued 1,731,714 shares of common stock for consulting services from thirteen individuals or entities. The shares were valued at $0.75, based on the price of shares sold to investors, for a total of $1,298,785 and has been charged to operations for the six months ended June 30, 2015.

Warrants

The following table summarizes warrant activities for the six months ended June 30, 2015:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of warrants	price	life (years)	value

Granted in 2015	1,325,000	$0.45

Balance at June 30, 2015	1,325,000	$0.45	4.02	$1,393,750

Exercisable at June 30, 2015	400,000	$0.50	3.86	$400,000

Weighted average grant date fair value		$0.36

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Warrants (Continued)

During the six months ended June 30, 2015, the Company issued warrants to purchase a total of 1,325,000 shares of the Company’s common stock at exercise prices ranging from $0.35 to $0.75 to four individuals for consulting services. These warrants have contractual lives from 3 to 4.6 years and were valued at an average grant date fair value of $0.36 per warrant, or $477,250, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock Price	$0.75
Contractual term	3.0 to 4.6 years
Expected volatility	22.7%
Risk-free interest rate	1.06% to 1.57%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. $205,316 was expensed as stock-based consulting fees for the six months ended June 30, 2015 and $271,934 of expense will be recognized over the next six to eighteen months due to varying vesting periods.

Note 7 – Commitments and Contingencies

The Company has entered into certain consulting agreements which call for introduction fees to be paid to the consultants for capital received by the Company from investors introduced by the consultants. The fees range from i) 2% in common stock to ii) 13% in cash and 13% in common stock of the amounts received by the Company.

The Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the property at June 30, 2015 is estimated to be $672,622 based on a management’s estimates, of which, $197,146 is the pro rata share of the Series A and D noteholders and was recorded as a profit participation liability and as discounts to the convertible notes payable as of December 31, 2014. The potential profit is re-measured on a quarterly basis and adjusted. There was no adjustment in the potential profit for the six months ended June 30, 2015.

On December 31, 2014, the Company and Coast To Coast (“CTC”) entered into a Purchase and Sale Agreement whereby the Company has received the title interest in four properties acquired by CTC and had relieved CTC from any further obligation of notes receivable from CTC. The Company assumed a $1,160,865 land loan on one of the properties, which was paid on April 22, 2015. Under the purchase and sale agreement, the Company is obligated to pay CTC a fee for financial and real estate advisory services equal to a percentage of the net profits earned on the sale of the properties, as defined.

On May 13, 2015, the Company and LNG Canada Development Inc. (“LNG Canada”) have entered into an agreement for the Company to develop apartment and townhouse units in Kitimat, British Columbia. LNG Canada will lease the units. The agreement is for five years and calls for the Company to construct housing for LNG Canada’s workforce in a phased approach. In the first phase of the housing project, the Company is expected to build 35 apartments and 9 townhouses in Kitimat, and the first phase is projected to be completed by May 31, 2016.

Note 8 – Subsequent Events

From July 1, 2015 through August 11, 2015, the Company received $85,000 for subscriptions to purchase 56,667 shares of its common stock and issued 622,650 shares of its common stock for which subscriptions were received yet unissued at June 30, 2015.

From July 1, 2015 through August 11, 2015, the Company received $180,250 as deposits for its BC Series 2 notes payable.

On July 9, 2015, the Company paid a $501,205 (AED 1,840,781) nonrefundable deposit to PNC Investments LLC, a UAE limited liability company, for the potential purchase of 8 million square feet of land in Dubai, United Arab Emirates. The total acquisition price is $29,487,000 (AED 108,281,250).

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 8 – Subsequent Events (Continued)

On July 13, 2015, the Company funded a loan to CTC in the amount of $202,325 (CAD 250,000) for the development of the 1015-1050 Nalabila Blvd. project. The note is unsecured, bears interest at 8% per annum and is due December 30, 2015.

On July 13, 2015, the Company entered into a loan agreement with LMM Group LTD. and received $150,000. The note is unsecured, bears interest at 8% per annum and is due October 11, 2015. Philippe Germain, the Company’s President, is the sole shareholder of LMM Group LTD.

On July 17, 2015, the Company closed on its Terrace Series A notes payable offering (formerly described as “BC Series 1”) and issued Series A notes for an aggregate of CAD 1,001,774 (USD $763,664). The Series A notes are due July 17, 2018, bear interest at 8% and are collateralized by a secured interest in the 840 Graham Avenue, Terrace, BC property. The Series A notes contain provisions that allow for pro rata prepayments of the notes by the Company in the event of sales of parcels of the 840 Graham Avenue, Terrace, BC Project and a call option by the Company to prepay the note at any time prior to the six month anniversary of the closing date of the note. The Company has the option to extend the maturity date of the notes up to a period of 18 months.

On July 22, 2015, the Company entered into a construction contract with 9095-2201 Quebec f.a.s.r.s. Construction Andre Madny Inc. of Shawinigan, Quebec for the construction of 45 apartments on its Kitimat property. The contract value is CAD 13,913,378 (USD $10,606,325) and is payable in progress payments as milestones are achieved. The construction activity commenced on July 22, 2015 and is expected to be completed in the summer of 2016.

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

Our mission is to acquire, fund and service land development opportunities. We strive to become a leader in green land development by maintaining the utmost respect of the environment, particularly by emphasizing and preserving more green spaces than the local laws require. Additionally, the Company from time to time, reserves its right to participate on the construction of the properties.

Business

We specialize in land development. Our business model consist of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to established residential and commercial building developers.

On November 15, 2013, the Company organized ROI Dev Canada Inc. (“ROI DEV”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI DEV was organized to acquire and manage land acquisitions.

Plan of Operation

We are a Land Development Company that owns and operates businesses in the land development industry. The Company's business model consists of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to established residential and commercial building developers. Our mission is to maximize our return on investment within the land development sector in North America as well as internationally. These investments and/or acquisitions may be directly acquired by our Company’s or via qualified Joint Venture Partners. Alternatively, our Company’s for practical purposes functions as a land investment banking firm. We strive to maintain the utmost respect of the environment, particularly by emphasizing and preserving more green spaces than the local laws require.

Results of Operations

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenues

Revenues were $26,747 for the three months ended June 30, 2015 compared to $3,018 for the three months ended June 30, 2014. The revenues consisted of interest income earned on notes receivable.

Operating Expenses and Other Income (Expense)

For the three months ended June 30, 2015, our total operating expenses were $1,239,123 compared to $2,642,101 for the three months ended June 30, 2014 resulting in a decrease of $1,402,978. The decrease is primarily attributable to a reduction of stock-based consulting fees offset by our growth and continuing efforts in executing our business model. The decrease in total operating expenses is attributable to increases in advertising and marketing expenses of $42,155 in 2015 (2014: $4,208); Compensation costs of $48,920 in 2015 (2014: $3,406); Professional fees of $169,124 in 2015 (2014: $28,334); Travel expenses of $440,413 in 2015 (2014: $33,667); and general and administrative expenses of $308,822 in 2015 (2014: $27,493) offset by decrease in Consulting fees of $229,689 in 2015, of which ($371,271) was stock-based due to a consultant amending their agreement and renouncing $750,000 of stock-based compensation due to them at March 31, 2015 (2014: $2,544,993 of which $1,791,491 was stock-based).

Other income and expenses consisted of interest expense of $269,918 in 2015 (2014: $-0-) and currency exchange gain of $48,268 in 2015 (2014: $16,190 loss).

As a result, net loss was $1,434,026 for the three months ended June 30, 2015 compared to $2,655,273 for the three months ended June 30, 2014.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenues

Revenues were $45,742 for the six months ended June 30, 2015 compared to $3,018 for the six months ended June 30, 2014. The revenues consisted of interest income earned on notes receivable.

Operating Expenses and Other Income (Expense)

For the six months ended June 30, 2015, our total operating expenses were $3,623,057 compared to $3,689,596 for the six months ended June 30, 2014 resulting in a decrease of $66,539. The decrease is primarily attributable to a reduction of stock-based consulting fees offset by our growth and continuing efforts in executing our business model. The decrease in total operating expenses is attributable to increases in advertising and marketing expenses of $56,264 in 2015 (2014: $15,835); Compensation costs of $69,031 in 2015 (2014: $18,003); Professional fees of $241,353 in 2015 (2014: $102,955); Travel expenses of $549,807 in 2015 (2014: $50,610); and general and administrative expenses of $367,647 in 2015 (2014: $69,793) offset by decrease in Consulting fees of $2,338,955 in 2015, of which $1,573,475 was stock-based (2014: $3,432,400, of which $2,957,500 was stock-based).

Other income and expenses consisted of interest expense of $534,988 in 2015 (2014: $-0-) and currency exchange losses of $18,402 in 2015 (2014: $17,753), offset by a gain on extinguishment of debt of $74,091 in 2015 (2014: $-0-).

As a result, net loss was $4,056,614 for the six months ended June 30, 2015 compared to $3,704,331 for the six months ended June 30, 2014.

Liquidity and Capital Resources

Overview

Historically, we have financed our cash flow and operations from the sale of common stock and issuance of notes payable.  Our principal use of funds during the six months ended June 30, 2015 and 2014 was for the acquisition of properties, the funding of notes receivable for property projects and development, and general corporate expenses.

Liquidity and Capital Resources during the six months ended June 30, 2015 compared to the six months ended June 30, 2014

At June 30, 2015, we had cash of $1,208,843 and a deficit in working capital of $5,703,789.  We used cash in operations of 6,731,964 for the six months ended June 30, 2015 compared to negative cash flow from operations of $1,863,470 for the six months ended June 30, 2014. The negative cash flow from operating activities for the six months ended June 30, 2015 is attributable to the Company's net loss from operations of $4,056,614, offset by amortization of other assets of $6,733, stock-based consulting fees of $1,573,475, amortization of debt issuance costs of $175,833, accretion of debt discount of $51,056, and amortization of profit participation discount of $32,586, and increased by a gain on the extinguishment of debt of $74,091 and changes in operating assets and liabilities of $4,440,942. Cash used in operations for the six months ended June 30, 2014 is attributable to the Company's net loss from operations of $3,704,331, offset by stock-based consulting fees of $2,957,500 and increased by changes in operating assets and liabilities of $1,116,639.

We did not use any cash for investing activities for the six months ended June 30, 2015 and 2014.

Net cash provided by financing activities for the six months ended June 30, 2015 consisted of $2,445,293 for deposits received for notes payable, $2,307,341 for the issuance of notes payable, net of issuance costs, $3,895,774 for the sale of common stock, net of issuance costs, offset by the payment of $329,797 on convertible notes payable and the payment of land loan of $1,160,865. Net cash provided by financing activities for the six months ended June 30, 2014 consisted of $1,576,457 for the sale of common stock, net of issuance costs, $400,000 for deposits received for notes payable, $379,015 of a capital contribution from a shareholder, offset by $2,800 of amounts paid on advances from a shareholder.

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

We currently are seeking investments in notes payable of up to $13,000,000 and up to $7,500,000 in equity to fund land acquisitions and development. From July 1, 2015 through August 11, 2015, we have received additional deposits of $180,250 for the notes payable. Also from July 1, 2015 through August 11, 2015, we have received $85,000 from the sale of common stock.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 30, 2015, the Company issued 464,855 shares of its common stock to sixteen investors for $348,640 in cash under private placement offerings.

On April 30, 2015, pursuant to a consulting agreement, the Company issued 500,000 shares of its common stock to an individual for consulting services rendered valued at $375,000.

On June 17, 2015, pursuant to consulting agreements dated April, 2015, the Company issued 151,191 shares of its common stock to two individuals or entities for consulting services rendered valued at $113,393.

On June 17, 2015, the Company issued 134,379 shares of its common stock to eight investors for $123,285 in cash under private placement offerings.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

On July 22, 2015, the Company entered into a construction contract with 9095-2201 Quebec f.a.s.r.s. Construction Andre Madny Inc. of Shawinigan, Quebec for the construction of 45 apartments on its Kitimat property. The contract value is CAD 13,913,378 (USD $10,606,325) and is payable in progress payments as milestones are achieved. The construction activity commenced on July 22, 2015 and is expected to be completed in the summer of 2016.

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

ROI LAND INVESTMENTS LTD.

Date: August 11, 2015	By: /s/ Sebastien Cliche
Sebastien Cliche
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2015	By: /s/ Sami Chaouch
Sami Chaouch
Interim Chief Financial Officer (Principal Financial Officer)

