Form 10-Q/A
period 2014-09-30
ROI LAND INVESTMENTS LTD
filed 2015-11-12
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________________________

Amendment No. 1 to

FORM 10-Q

___________________________________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 333-171892

___________________________________________

ROI LAND INVESTMENTS LTD.

(Exact name of registrant as specified in its charter)

___________________________________________

Nevada	26-1574051
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

825 Lebourgneuf Blvd., Suite 315 Quebec, Quebec	G2J 0B9
(Address of principal executive offices)	(Zip Code)

(888) 351-7004

(Registrant’s telephone number, including area code)

___________________________________________

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 ( the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 18, 2014, is to file a restated Balance Sheet, Statement of Operations, Statement of Cash Flows, Footnote disclosures and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2014 and 2013 resulting from errors discovered by the Company on April 15, 2015 during the preparation of its Form 10-K for the year ended December 31, 2014, described in detail below.

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

An error was discovered in which the Company had recorded a sale of a mortgage and related profit on the property sold. The revenue was not earned as of September 30, 2014 and the previously reported revenue and profit have been reversed.

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

This comprehensive restatement, including: i) expensing common stock issued to non-employees on the date of issuance, ii) recording the capital contribution and expenses paid by a shareholder, iii) reclassification of interest expense and interest income, iv) corrections of recognition of revenue on the sale of a mortgage, and v) the reclassification of equity accounts for funds received for stock subscriptions not issued, has no effect on our cash position or overall cash flow.

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

ROI LAND INVESTMENTS LTD.

FORM 10-Q

SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROI Land Investments Ltd. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
	(Restated)
ASSETS

Current assets:
Cash	$3,299,200	$–
Prepaid expenses and other current assets	48,790	–
Total current assets	3,347,990	–

Other assets:
Notes receivable	49,291	–
Mortgage notes receivable	2,041,963	–
Land held for development	63,425	–
Deposits on land	1,240,976	–

Total assets	$6,743,645	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$7,128	$9,226
Due to shareholder	–	2,800
Total current liabilities	7,128	12,026

Other liabilities:
Escrow deposits on convertible notes payable	2,824,139	–

Total liabilities	2,831,267	12,026

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Common stock, 100,000,000 shares authorized, $.0001 par value, 20,141,340 and 31,084,376 shares issued and outstanding at September 30, 2014, respectively, and 8,475,500 shares issued and outstanding at December 31, 2013	3,198	848
Additional paid-in capital	8,508,137	109,651
Accumulated other comprehensive loss	(74,586)	–
Accumulated deficit	(4,524,371)	(122,525)
Total stockholders' equity (deficit)	3,912,378	(12,026)

Total liabilities and stockholders' equity (deficit)	$6,743,645	$–

See accompanying notes to financial statements.

ROI Land Investments Ltd. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
Revenue:
Interest income	$19,456	$–	$22,474	$–

Operating expenses:
Advertising and marketing	9,445	–	25,280	–
Compensation	350,000	–	368,003	–
Consulting fees	126,543	–	3,558,943	–
Professional fees	82,940	–	185,895	–
Travel expenses	71,322	–	121,932	–
General and administrative expenses	46,762	3,962	116,555	14,279

Total operating expenses	687,012	3,962	4,376,608	14,279

Loss from operations	(667,556)	(3,962)	(4,354,134)	(14,279)

Other income (expense):
Interest expense	–	(550)	–	(1,650)
Exchange gain (loss)	(29,959)	–	(47,712)	–
Total other income (expense)	(29,959)	(550)	(47,712)	(1,650)

Loss before income taxes	(697,515)	(4,512)	(4,401,846)	(15,929)

Provision for income taxes	–	–	–	–

Net loss	$(697,515)	$(4,512)	$(4,401,846)	$(15,929)

Net loss per share - basic and diluted	$(0.03)	$(0.00)	$(0.25)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	25,347,802	8,475,500	17,371,431	8,475,500

Net loss	$(697,515)	$(4,512)	$(4,401,846)	$(15,929)

Foreign currency translation loss	(96,732)	–	(74,586)	–

Total comprehensive loss	$(794,247)	$(4,512)	$(4,476,432)	$(15,929)

See accompanying notes to financial statements.

ROI Land Investments Ltd. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(Restated)
Cash flows from operating activities:
Net loss	$(4,401,846)	$(15,929)
Adjustments to reconcile net loss to net cash used in operations:
Stock based consulting fees	3,428,250	–
Accrued interest on notes payable	–	1,650
Accrued interest on notes receivable	(22,123)	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26,667)	–
Accounts payable	(2,098)	2,894
Net cash used in operating activities	(1,024,484)	(11,385)

Cash flows from investing activities:
Funding of notes receivable	(49,291)	–
Funding of mortgage notes receivable	(2,041,963)	–
Acquisition of land held for development	(63,425)	–
Deposits made on land acquisition	(1,240,976)	–
Net cash used in investing activities	(3,395,655)	–

Cash flows from financing activities:
Advance from officer	–	10,810
Amounts due to shareholder, net	(2,800)	–
Proceeds from sale of convertible note subscriptions	2,824,139	–
Proceeds from sale of common stock	4,782,957	–
Capital contribution from shareholder	379,015	–
Issuance costs	(189,386)	–
Net cash provided by financing activities	7,793,925	10,810

Effect of exchange rate changes on cash	(74,586)	–

Net increase (decrease) in cash	3,299,200	(575)

Cash at beginning of period	–	575

Cash at end of period	$3,299,200	$–

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $4,401,846 for the nine months ended September 30, 2014 and has incurred cumulative losses since inception of $4,524,371. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

During the nine months ended September 30, 2014, ROI DEV funded a total of five loans totaling $2,041,963 (CAD 2,278,467). For the nine months ended September 30, 2014, the Company recognized $22,474 (CAD 24,191) of accrued interest on the loans, which is included in prepaid expenses and other current assets at September 30, 2014.

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

During the nine months ended September 30, 2014, the Company received cash of $4,145,063 for stock subscriptions to purchase 11,843,035 shares of its common stock at $0.35 per share. The shares are unissued at September 30, 2014.

During the nine months ended September 30, 2014, the Company issued 8,795,000 shares of common stock for consulting services from ten individuals. The shares were valued at $0.35, based on the price of shares sold to investors, for a total of $3,078,250 which was charged to operations during the nine months ended September 30, 2014.

On July 24, 2014, the Company issued 1,000,000 shares as a severance payment to its former director, Patrick Bragoli. The shares were valued at $0.35, based on the price of shares sold to investors, for a total of $350,000 which was charged to operations during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, a shareholder contributed cash of $379,015 to the Company as a capital contribution.

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

Note 9 – Restatement of Consolidated Financial Statements

The Company restated its previously issued consolidated financial statements included in the original Quarterly Report on Form 10-Q for the three and nine months ended September 01, 2014 to reflect the effects of accounting and reporting errors resulting from a deficiency in its accounting and financial statement preparation process. These errors and the related adjustments resulted in an overstatement of net loss of $549,840 for the three months ended September 30, 2014 and an understatement of net loss of $1,415,847 for the nine months ended September 30, 2014, respectively, and the overstatements of $1,709,042 and $1,415,847 of total assets and accumulated deficit, respectively, as of September 30, 2014. The revisions applied to the affected individual line items in the consolidated financial statements are as follows:

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 9 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Balance Sheet

	September 30, 2014
	As previously		As
	reported	Adjustments	restated
ASSETS

Current assets:
Cash	$3,299,200		$3,299,200
Accounts receivable	307,222	(307,222)	–
Prepaid expenses and other current assets	1,643,293	(1,594,503)	48,790
Total current assets	5,249,715	(1,901,725)	3,347,990

Other assets:
Notes receivable	49,291		49,291
Mortgage notes receivable	1,849,280	192,683	2,041,963
Land held for development	63,425		63,425
Deposit on land	1,240,976	–	1,240,976

Total assets	$8,452,687	$(1,709,042)	$6,743,645

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$12,393	(5,265)	$7,128
Total current liabilities	12,393	(5,265)	7,128

Other liabilities:
Escrow deposits on convertible notes payable	2,824,139		2,824,139

Total liabilities	2,836,532	(5,265)	2,831,267

Commitments and contingencies	–		–

Stockholders' equity (deficit):
Preferred stock	–		–
Common stock	2,014	1,184	3,198
Additional paid-in capital	4,649,243	3,858,894	8,508,137
Common stock issuable	4,149,263	(4,149,263)	–
Accumulated other comprehensive loss	(75,841)	1,255	(74,586)
Accumulated deficit	(3,108,524)	(1,415,847)	(4,524,371)
Total stockholders' equity (deficit)	5,616,155	(1,703,777)	3,912,378

Total liabilities and stockholders' equity (deficit)	$8,452,687	$(1,709,042)	$6,743,645

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 9 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statement of Operations

	For the Three Months Ended September 30, 2014
	As previously		As
	reported	Adjustments	restated
Net revenue	$106,631	$(87,175)	$19,456

General and administrative expenses	1,342,614	(655,602)	687,012

Loss from operations	(1,235,983)	568,427	(667,556)

Other income (expense):
Interest income	19,456	(19,456)	–
Interest expense	–	–	–
Exchange gain (loss)	(29,959)	–	(29,959)
Other expense	–	–	–
Total other income (expense)	(10,503)	(19,456)	(29,959)

Loss before income taxes	(1,246,486)	548,971	(697,515)

Provision for income taxes	–		–

Net loss	$(1,246,486)	$548,971	$(697,515)

Net loss per share - basic and diluted	$(0.08)		$(0.03)

Weighted average number of shares outstanding - Basic and Diluted	14,996,623	10,351,179	25,347,802

Net loss	$(1,246,486)	$548,971	$(697,515)

Foreign currency translation loss	(97,601)	869	(96,732)

Total comprehensive loss	$(1,344,087)	$549,840	$(794,247)

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 9 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statement of Operations

	For the Nine Months Ended September 30, 2014
	As previously		As
	reported	Adjustments	restated
Net revenue	$106,631	$(84,157)	$22,474

General and administrative expenses	2,782,407	1,594,201	4,376,608

Loss from operations	(2,675,776)	(1,678,358)	(4,354,134)

Other income (expense):
Interest income	22,474	(22,474)	–
Interest expense	–	–	–
Exchange gain (loss)	(47,712)	–	(47,712)
Other expense	(284,985)	284,985	–
Total other income (expense)	(310,223)	262,511	(47,712)

Loss before income taxes	(2,985,999)	(1,415,847)	(4,401,846)

Provision for income taxes	–		–

Net loss	$(2,985,999)	$(1,415,847)	$(4,401,846)

Net loss per share - basic and diluted	$(0.25)		$(0.25)

Weighted average number of shares outstanding - Basic and Diluted	11,986,595	5,384,836	17,371,431

Net loss	$(2,985,999)	$(1,415,847)	$(4,401,846)

Foreign currency translation gain (loss)	(75,841)	1,255	(74,586)

Comprehensive income (loss)	$(3,061,840)	$(1,414,592)	$(4,476,432)

ROI LAND INVESTMENTS LTD.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 9 – Restatement of Consolidated Financial Statements (Continued)

Consolidated Statement of Cash Flows

	For the Nine Months Ended September 30, 2014
	As previously		As
	reported	Adjustments	restated
Cash flows from operating activities:
Net loss	$(2,985,999)	$(1,415,847)	$(4,401,846)
Adjustments to reconcile net loss to net cash used in operations:
Stock based consulting fees	1,833,977	1,594,273	3,428,250
Accrued interest on notes receivable	(22,474)	351	(22,123)
Changes in operating assets and liabilities:
Accounts receivable	(114,539)	114,539	–
Prepaid expenses and other current assets	(22,346)	(4,321)	(26,667)
Accounts payable	3,167	(5,265)	(2,098)
Net cash used in operating activities	(1,308,214)	283,730	(1,024,484)

Cash flows from investing activities:
Funding of notes receivable	(49,291)		(49,291)
Funding of mortgage notes receivable	(2,041,963)		(2,041,963)
Acquisition of land held for development	(63,425)		(63,425)
Deposits made on land acquisition	(1,240,976)		(1,240,976)
Net cash used in investing activities	(3,395,655)	–	(3,395,655)

Cash flows from financing activities:
Amounts due to shareholder, net	(2,800)	–	(2,800)
Proceeds from sale of convertible note subscriptions	2,824,139	–	2,824,139
Proceeds from sale of common stock	1,301,894	3,481,063	4,782,957
Proceeds from common stock subscriptions	4,145,063	(4,145,063)	–
Capital contribution from shareholder	–	379,015	379,015
Issuance costs	(189,386)	–	(189,386)
Net cash provided by financing activities	8,078,910	(284,985)	7,793,925

Effect of exchange rate changes on cash	(75,841)	1,255	(74,586)

Net increase (decrease) in cash	3,299,200	–	3,299,200

Cash at beginning of period	–	–	–

Cash at end of period	$3,299,200	$–	$3,299,200

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

Results of Operations

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues

Revenues for the three months ended September 30, 2014 were $19,456 as compared to $ nil for the three months ended September 30, 2013. The revenues consisted of interest revenue.

Operating Expenses and Other Income (Expense)

For the three months ended September 30, 2014, our total operating expenses were $687,012 compared to $3,962 for the three months ended September 30, 2013 resulting in an increase of $683,050. The increase is attributable to our efforts in organizing the Company in its new business model. Operating expenses for the three months ended September 30, 2014 consisted of advertising and marketing expenses of $9,445, stock-based compensation expense of $350,000, consulting expense of $126,543 (of which $120,750 was stock based), professional fees of $82,940, travel expenses of $71,322, and other corporate expenses and overhead of $46,762. The Company’s operating expenses for the three months ended September 30, 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s 2012 Annual Report of $3,962.

Other income (expense) incurred during the three months ended September 30, 2014 included interest expense of $-0- (2013: $550) and exchange losses of $29,959 (2013: $-0-).

Net loss for the three months ended September 30, 2014 was $697,515 compared to $4,512 for the three months ended September 30, 2013.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Revenues

Revenues for the nine months ended September 30, 2014 were $22,474 as compared to $ nil for the nine months ended September 30, 2013. The revenues consisted of interest revenue.

Operating Expenses and Other Income (Expense)

For the nine months ended September 30, 2014, our total operating expenses were $4,376,608 compared to $14,279 for the nine months ended September 30, 2013 resulting in an increase of $4,362,329. The increase is attributable to our efforts in organizing the Company in its new business model. Operating expenses for the nine months ended September 30, 2014 consisted of advertising and marketing expenses of $25,280, compensation expense of $368,003 (of which $350,000 was stock-based), consulting expense of $3,558,943 (of which $3,078,250 was stock based), professional fees of $185,895, travel expenses of $121,932, and other corporate expenses and overhead of $116,555. The Company’s operating expenses for the nine months ended September 30, 2013 consisted of professional fees related to the preparation, audit and filing of the Company’s 2012 Annual Report of $14,279.

Other income (expense) incurred during the nine months ended September 30, 2014 included interest expense of $-0- (2013: $1,650) and exchange losses of $47,712 (2013: $-0-).

Net loss for the nine months ended September 30, 2014 was $4,401,846 compared to $15,929 for the nine months ended September 30, 2013.

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

Liquidity and Capital Resources during the Nine months ended September 30, 2014 compared to the Nine months ended September 30, 2013

As of September 30, 2014, we had cash of $3,299,200 and working capital of $3,340,862. The Company used cash in operations of $1,024,484 for the nine months ended September 30, 2014 compared to cash used in operations of $11,385 for the nine months ended September 30, 2013. The cash used in operating activities for the nine months ended September 30, 2014 was attributable to the Company's net loss of $4,401,846, increased by interest accrued on notes receivable of $22,123 and the net changes in operating assets and liabilities of $28,765 and offset by stock based consulting fees and compensation of $3,428,250. Cash used in operations for the nine months ended September 30, 2013 was attributable to the Company's net loss of $15,929 offset by interest accrued on notes payable of $1,650 and the net changes in operating assets and liabilities of $2,894.

Cash used in investing activities was $3,395,655 and $-0- for the nine months ended September 30, 2014 and 2013, respectively. Cash used in investing activities for the nine months ended September 30, 2014 was $2,091,254 for the funding of mortgage notes, $63,425 for the acquisition of land held for development, and $1,240,976 for deposits on land held for development.

Cash provided by financing activities was $7,793,925 and $10,810 for the nine months ended September 30, 2014 and 2013, respectively. Cash provided by financing activities for the nine months ended September 30, 2014 included $2,824,139 of proceeds from the sale of convertible notes payable subscriptions, proceeds from the sale of common stock of $4,782,957 and a contribution from a shareholder of $379,015, offset by amounts paid to a shareholder for advances of $2,800 and issuance costs on proceeds received for the sale of common stock and subscriptions of $189,386. Cash provided by financing activities for the nine months ended September 30, 2013 was advances from an officer of $10,810.

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

ROI LAND INVESTMENTS LTD.

Date: November 12, 2015	By:	/s/ Sebastien Cliche
Sebastien Cliche
Chief Executive Officer (Principal Executive Officer)

ROI LAND INVESTMENTS LTD.

Date: November 12, 2015	By:	/s/ Sami B. Chaouch
Sami B. Chaouch
Interim Chief Financial Officer (Principal Financial Officer)

