Form 10-Q
period 2015-09-30
ROI LAND INVESTMENTS LTD
filed 2015-11-18
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

_____________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 333-171892

_______________________________________

ROI LAND INVESTMENTS LTD.

(Exact name of registrant as specified in its charter)

_______________________________________

Nevada	26-1574051
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

999 Maisonneuve Blvd. West, Suite 750 Montreal, Quebec	H3A 3L4
(Address of principal executive offices)	(Zip Code)

(888) 351-7004

(Registrant’s telephone number, including area code)

825 Lebourgneuf Blvd., Suite 315

Quebec, Quebec G2J 0B9

(Former address)

_______________________________________

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

As of November 16, 2015, the registrant had 49,856,457 shares of its Common Stock, $0.0001 par value, outstanding.

ROI LAND INVESTMENTS LTD.

FORM 10-Q

SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROI Land Investments Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$204,249	$745,821
Notes receivable	1,700,459	752,413
Mortgage note receivable	160,412	184,879
Advances to related party	114,102	–
Interest receivable	135,410	68,079
Prepaid interest	142,409	324,396
Other current assets	327,986	39,023
Total current assets	2,785,027	2,114,611

Other assets:
Land and development costs	15,065,333	8,962,963
Deposits on land	1,085,205	–
Investment in cost-method investee	56,080	60,750
Other assets, net	71,426	52,813
Total other assets	16,278,044	9,076,526

Total assets	$19,063,071	$11,191,137

See accompanying notes to condensed consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,713,023	$1,187,460
Land loan	3,350,000	1,160,865
Convertible notes payable, net of debt discounts, current portion	1,216,693	4,174,844
Profit participation liability	197,146	197,146
Deposits on notes payable subscriptions	2,910,249	567,617
Loans from related party	150,000	–
Total current liabilities	9,537,111	7,287,932

Other liabilities
Convertible notes payable, net of debt discounts, noncurrent	2,902,936	–
Notes payable, net of debt discounts	2,715,010	–

Total liabilities	15,155,057	7,287,932

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Common stock, 100,000,000 shares authorized, par value $0.0001, 49,496,457 shares issued and outstanding at September 30, 2015, and 39,043,504 and 39,619,219 shares issued and outstanding at December 31, 2014, respectively	4,950	3,962
Additional paid-in capital	17,422,887	9,641,190
Accumulated other comprehensive loss	(1,795,204)	(441,739)
Accumulated deficit	(11,724,619)	(5,300,208)
Total stockholders' equity	3,908,014	3,903,205

Total liabilities and stockholders' equity	$19,063,071	$11,191,137

See accompanying notes to condensed consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Interest income	$35,679	$19,456	$81,421	$22,474

Operating expenses:
Advertising and marketing	97,768	9,445	154,032	25,280
Compensation	159,069	350,000	228,100	368,003
Consulting fees	1,087,909	126,543	3,426,864	3,558,943
Professional fees	201,930	82,940	443,283	185,895
Travel expenses	129,057	71,322	554,528	121,932
General and administrative expenses	395,113	46,762	887,096	116,555

Total operating expenses	2,070,846	687,012	5,693,903	4,376,608

Loss from operations	(2,035,167)	(667,556)	(5,612,482)	(4,354,134)

Other income (expense):
Interest expense	(368,697)	–	(903,685)	–
Gain on extinguishment of debt	–	–	74,091	–
Exchange gain (loss)	36,067	(29,959)	17,665	(47,712)
Total other expense	(332,630)	(29,959)	(811,929)	(47,712)

Loss before income taxes	(2,367,797)	(697,515)	(6,424,411)	(4,401,846)

Provision for income taxes	–	–	–	–

Net loss	$(2,367,797)	$(697,515)	$(6,424,411)	$(4,401,846)

Net loss per share - basic and diluted	$(0.05)	$(0.03)	$(0.15)	$(0.25)

Weighted average number of shares outstanding - Basic and Diluted	46,811,794	25,347,802	43,706,090	17,371,431

Net loss	$(2,367,797)	$(697,515)	$(6,424,411)	$(4,401,846)

Foreign currency translation loss	(816,748)	(96,732)	(1,353,465)	(74,586)

Total comprehensive loss	$(3,184,545)	$(794,247)	$(7,777,876)	$(4,476,432)

See accompanying notes to condensed consolidated financial statements.

ROI Land Investments Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,424,411)	$(4,401,846)
Adjustments to reconcile net loss to net cash used in operations:
Amortization	10,099	–
Stock based consulting fees	1,988,226	3,428,250
Amortization of debt issuance costs	253,187	–
Accretion of debt discount on convertible notes payable	77,007	–
Accretion of profit participation discount on convertible notes payable	49,150	–
Gain on extinguishment of debt	(74,091)	–
Changes in operating assets and liabilities:
Notes receivable	(1,047,621)	(2,091,254)
Interest receivable	(67,331)	(22,123)
Prepaid interest	181,987	–
Other current assets	(288,963)	(26,667)
Land and development costs	(3,901,232)	(63,425)
Deposits on land	(1,085,205)	(1,240,976)
Other assets	(28,498)	–
Accounts payable and accrued expenses	1,107,390	(2,098)
Net cash used in operating activities	(9,250,306)	(4,420,139)

Cash flows from investing activities:	–	–
Advance to related party	(114,102)	–
Net cash used in investing activities	(114,102)	–

Cash flows from financing activities:
Amounts due to shareholder, net	–	(2,800)
Proceeds from loan from related party	150,000	–
Payments on convertible notes payable	(329,797)	–
Proceeds from issuance of notes payable, net of issuance costs	2,277,860	–
Proceeds from deposits for notes payable subscriptions	2,937,166	2,824,139
Payment of land loan	(1,160,865)	–
Proceeds from sale of common stock, net of issuance costs	5,095,994	4,593,571
Capital contribution from shareholder	–	379,015
Net cash provided by financing activities	8,970,358	7,793,925

Effect of exchange rate changes on cash	(147,522)	(74,586)

Net (decrease) increase in cash	(541,572)	3,299,200

Cash and cash equivalents at beginning of period	745,821	–

Cash and cash equivalents at end of period	$204,249	$3,299,200

Continued

ROI Land Investments Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:

Cash paid for interest	$378,234	$–

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:

Acquisition of land held for development:
Land and development costs	$(3,350,000)	$–
Land loan	$3,350,000	$–

Common stock issued for issuance costs:
Notes payable, net of debt discounts	$(116,638)	$–
Additional paid-in capital (equity issuance costs)	$(337,754)	$–
Common stock	$58	$–
Additional paid-in capital	$454,334	$–

Common stock issued for accrued expenses at December 31, 2014:
Accounts payable and accrued expenses	$(443,327)	$–
Common stock	$127	$–
Additional paid-in capital	$443,200	$–

See accompanying notes to condensed consolidated financial statements.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 1 – Business, Presentation and Going Concern

Business

ROI Land Investments Ltd. and Subsidiary specializes in land development opportunities in North America as well as internationally. The Company's business model consists of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to established residential and commercial building developers. Our business model also consists of providing financing opportunities to qualified joint venture partners.

On November 15, 2013, the Company organized ROI DEV Canada Inc. (“ROI DEV”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI DEV was organized to acquire and manage land acquisitions in North America.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations and cash flows for the interim periods reported in this Form 10-Q. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited condensed consolidated financial statements should be read in conjunction with the 2014 audited annual financial statements included in the Annual Report on Form 10-K, filed with the SEC on April 22, 2015.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $6,424,411 for the nine months ended September 30, 2015 and has incurred cumulative losses since inception of $11,724,619. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that the Company will be successful in these efforts.

Reclassifications

Certain items on the statement of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014 have been reclassified to conform to the current period presentation. These reclassifications have no impact on the previously reported net loss.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, contingencies, as well as the recording and presentation of its common stock and related stock option issuances. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 1 – Business, Presentation and Going Concern (continued)

Stock Based Compensation

The Company accounts for Stock-Based Compensation under the Financial Accounting Standards Board’s (“FASB) Accounting Standards Codification (”ASC”) 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity- Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in stockholders' equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive.

As of September 30, 2015 and December 31, 2014, there were $4,935,000 of convertible notes payable which are convertible at a 10% discount to the market price of our common stock and convertible into approximately 3,046,000 shares of our common stock. At September 30, 2015, there were 1,520,000 stock options outstanding. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 2 – Notes Receivable

Notes receivable and mortgage notes receivable consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Notes	USD	CAD	USD	CAD

Mortgage Notes:

3320 Kenney St., BC	$160,412	$215,000	$184,879	$215,000

Unsecured Notes:

1015-1050 Nalabila Blvd, BC	$1,047,621	$1,404,130	$–	$–

3320 Kenney St., BC	652,838	875,000	752,413	875,000

	$1,700,459	$2,279,130	$752,413	$875,000

During the nine months ended September 30, 2015, the Company funded ten loans to Coast to Coast Holdings, Inc. (“CTC”) aggregating to $1,047,621 (CAD 1,404,130) for the development of the 1015-1050 Nalabila Blvd. project. The notes are unsecured, bear interest at 8% per annum and are due December 31, 2015.

Note 3 – Land and Development Costs

Land and development costs consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Property / Project	USD	CAD	USD	CAD

Beauport, BC	$4,712,645	$6,316,372	$5,431,448	$6,316,372

840 Graham Avenue, Terrace, BC	231,291	310,000	266,569	310,000

3304 Kenney Street, Terrace, BC	731,038	979,812	842,541	979,812

4922 Park Avenue, Terrace, BC	577,224	773,655	665,266	773,655

1015-1050 Nalabila Blvd, Kitimat, BC	1,561,903	2,093,423	1,757,139	2,043,423

Evans, Colorado	7,251,232	–	–	–

	$15,065,333		$8,962,963

On May 21, 2015, the Company entered into an agreement to acquire approximately 250 acres of land in Montgomery, Texas for $8,300,000, subject to due diligence and final acceptance within 120 days from the date of the agreement by the Company. A deposit of $84,000 was paid on May 21, 2015 and is included in the balance sheet as Deposits on land.

On June 9, 2015, the Company closed on the purchase of 220 acres of land in Evans, Colorado for a purchase price of $6,700,000. During the period from June 9, 2015 to September 30, 2015, the Company incurred $17,694 of closing costs and $258,054 of additional development costs on the property. See Note 4 -- Convertible Notes Payable and Notes Payable.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 3 – Land and Development Costs (Continued)

On July 9, 2015, the Company entered into a memorandum of understanding with PNC Investments LLC, a UAE corporation, for the potential purchase of 8 million square feet of land in Dubai, United Arab Emirates. The total acquisition price is $29,487,000 (AED 108,281,250). During the quarter ended September 30, 2015, the Company paid a total of $1,001,205 (AED 3,681,562) in nonrefundable deposits to PNC Investments LLC and is included in the balance sheet as Deposits on land.

Note 4 – Convertible Notes Payable and Notes Payable

Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015
			Issuance	Profit
	Principal	Debt	Costs	Participation	Net
Beauport Note Series	Amount	Discount, net	Discount, net	Discount, net	Amount

Series A Convertible	$1,200,000	$(67,182)	$(112,832)	$(102,711)	$917,275

Series B Convertible	2,496,609	–	(242,801)	–	2,253,808

Series C Convertible	874,000	(142,685)	(82,187)	–	649,128

Series D Convertible	365,000	–	(34,340)	(31,242)	299,418

	$4,935,609	$(209,867)	$(472,160)	$(133,953)	4,119,629

Less current portion, net of discounts					1,216,693

Convertible notes payable, net of discounts, noncurrent					$2,902,936

	December 31, 2014
			Issuance	Profit
	Principal	Debt	Costs	Participation	Net
Note Series	Amount	Discount, net	Discount, net	Discount, net	Amount

Series A Convertible	$1,200,000	$(91,833)	$(156,121)	$(140,398)	$811,648

Series B Convertible	2,900,497	–	(377,320)	–	2,523,177

Series C Convertible	874,000	(195,041)	(113,719)	–	565,240

Series D Convertible	365,000	–	(47,516)	(42,705)	274,779

	$5,339,497	$(286,874)	$(694,676)	$(183,103)	$4,174,844

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable (Continued)

All series of the notes contain provisions that allow for a) pro rata prepayments of the notes by the Company in the event of sales of parcels of the Beauport Project, b) a call option by the Company to prepay the note at any time prior to the six month anniversary of the closing date of the note which includes a 15% premium in the form of the Company’s common stock, and c) an option of the noteholder to convert the note into shares of the Company’s common stock at a 10% discount to the average market price of the Company’s common stock during the thirty days’ trading period preceding the date of conversion. The Company has not recorded any beneficial conversion feature as of September 30, 2015 and December 31, 2014 as the embedded conversion options in its convertible notes payable do not have a fixed conversion price at the issuance date of the notes payable as described under applicable U.S. GAAP. The Company has the option to extend the maturity date of the notes up to a period of 18 months.

For the Series A and Series D notes only, the noteholders have an option to call for immediate redemption in full or in part by the Company at a price which the Company shall reasonably determine as being the “fair market value” of the applicable note. As these notes can be immediately redeemable at the option of the noteholder, they have been classified as current liabilities in the accompanying condensed consolidated balance sheets.

The convertible notes are collateralized by the Beauport property acquired by ROI DEV.

The convertible notes contain certain financial and other covenants. As of December 31, 2014 and as a result of the Company's going concern, the Company was unable to remain in compliance with a covenant arising under all of its convertible note agreements. The total of $5,339,497 of long-term debt was subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying condensed consolidated balance sheet at December 31, 2014. On April 27, 2015, the Company received written consent of waiver of the default from the required noteholders (greater than 50% of the noteholders in principal amount pari passu) and the applicable covenant was removed to ensure it will not be triggered in the future. As such, the amount representing the long-term portion of the notes payable, $2,902,936, net of discounts, has been classified as noncurrent liabilities as of September 30, 2015.

Beauport Series A Convertible Notes

On October 14, 2014, the Company issued $1,200,000 of its Series A convertible notes payable to three investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017. A total of 282,500 shares of the Company’s common stock were issued in conjunction with the notes to the noteholders at a fair value of $98,875 ($0.35 per share) based on the price of shares sold to investors. The $98,875 was recorded as a discount to the notes and $7,042 and $24,651 of the discount has been accreted as interest expense for the year ended December 31, 2014 and the nine months ended September 30, 2015, respectively, resulting in an unamortized discount of $67,182 at September 30, 2015 which will be amortized over the next 25.5 months.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at December 31, 2014 and September 30, 2015 was estimated to be $672,622, based on a third-party valuation as of December 31, 2014 and management’s estimates as of September 30, 2015, of which, $151,165 is the pro rata share of the Series A noteholders and was recorded as a discount to the notes. $10,767 and $37,687 of the discount has been accreted as interest expense for the year ended December 31, 2014 and the nine months ended September 30, 2015, respectively, resulting in an unamortized discount of $102,711 at September 30, 2015 which will be amortized over the next 25.5 months.

The effective interest rate for the Series A convertible notes was 21.6% for the nine months ended September 30, 2015.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable (Continued)

Beauport Series B Convertible Notes

On October 14, 2014, the Company issued $2,900,497 of its Series B convertible notes payable to thirty-three investors for cash. The notes bear interest at 8% per annum and are due October 14, 2017. During the nine months ended September 30, 2015, the Company redeemed a $403,888 note from a noteholder, under a pre-existing agreement with the noteholder, for 300,000 Euro ($329,797), resulting in a gain from the extinguishment of the debt of $74,091.

The effective interest rate for the Series B convertible notes was 14.3% for the nine months ended September 30, 2015.

Beauport Series C Convertible Notes

On October 14, 2014, the Company issued $874,000 of its Series C convertible notes payable to an investor for cash. The note bears interest at 10% per annum and is due October 14, 2017. A total of 600,000 shares of the Company’s common stock were issued in conjunction with the note to the noteholder at a fair value of $210,000 ($0.35 per share) based on the price of shares sold to investors. The $210,000 was recorded as a discount to the note and $14,959 and $52,356 of the discount has been accreted as interest expense for the year ended December 31, 2014 and the nine months ended September 30, 2015, respectively, resulting in an unamortized discount of $142,685 at September 30, 2015 which will be amortized over the next 25.5 months.

The effective interest rate for the Series C convertible notes was 22.7% for the nine months ended September 30, 2015.

Beauport Series D Convertible Notes

On October 14, 2014, the Company issued $365,000 of its Series D convertible notes payable to five investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at December 31, 2014 and September 30, 2015 is estimated to be $672,622, based on a third-party valuation as of December 31, 2014 and management’s estimates as of September 30, 2015, of which, $45,981 is the pro rata share of the Series D noteholders and was recorded as a discount to the notes. $3,276 and $11,463 of the discount has been accreted as interest expense for the year ended December 31, 2014 and the nine months ended September 30, 2015, respectively, resulting in an unamortized discount of $31,242 at September 30, 2015 which will be amortized over the next 25.5 months.

The effective interest rate for the Series D convertible notes was 18.9% for the nine months ended September 30, 2015.

Interest on Beauport Convertible Notes Payable

As a condition of the convertible note agreements, the Company has placed the first year’s interest in escrow with an agent who will make monthly interest payments to the noteholders on the Company’s behalf. A total of $410,135 was funded to the escrow agent during the year ended December 31, 2014 and an additional amount of $65,784 was funded during the nine months ended September 30, 2015. The escrow agent paid a total of $85,739 to noteholders during the year ended December 31, 2014 and $247,800 during the nine months ended September 30, 2015, resulting in a balance of prepaid interest of $142,380 at September 30, 2015.

During the nine months ended September 30, 2015, $342,250 of interest was accrued and expensed on the notes and $247,800 was paid by the escrow agent, resulting in a remaining accrual of $111,831 at September 30, 2015.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable (Continued)

Debt Issuance Costs on Beauport Convertible Notes Payable

During the year ended December 31, 2014, the Company paid cash of $570,543, issued 258,111 shares of its common stock at a fair value of $90,339 ($0.35 per share) based on the price of shares sold to investors, and has recorded 246,683 shares of common stock to be issued as a liability at a fair value of $86,338 ($0.35 per share) based on the price of shares sold to investors, for a total of $747,220 of debt issuance costs recorded as a debt discount to the convertible notes. $52,544 and $222,516 has been amortized as interest expense during the year ended December 31, 2014 and the nine months ended September 30, 2015, respectively, resulting in a balance of debt issuance costs discount of $472,160 at September 30, 2015 which will be amortized over the next 25.5 months.

Notes Payable

Notes payable consisted of the following at September 30, 2015:

	September 30, 2015
		Issuance
	Principal	Costs	Net
Kitimat Note Series	Amount	Discount, net	Amount

Series A	$2,442,830	$(180,370)	$2,262,460

Series B	473,117	(20,567)	452,550

	$2,915,947	$(200,937)	2,715,010

Less current portion			–

Notes payable, net of discounts, noncurrent			$2,715,010

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

The effective interest rate for the Series A notes was 10.8% for the nine months ended September 30, 2015.

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

The effective interest rate for the Series B notes was 9.6% for the nine months ended September 30, 2015.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable (Continued)

Interest on Kitimat Notes Payable

As a condition of the note agreements, the Company shall place the first year’s interest in escrow with an agent who will make monthly interest payments to the noteholders on the Company’s behalf. A total of $58,349 was funded to the escrow agent during the quarter ended September 30, 2015 and the remaining $174,927 will be funded to the escrow agent during the quarter ended December 31, 2015.

During the nine months ended September 30, 2015, $93,954 of interest was accrued and expensed on the notes and $58,319 was paid by the escrow agent, resulting in a remaining accrual of $35,635 at September 30, 2015.

Debt Issuance Costs on Kitimat Notes Payable

During the nine months ended September 30, 2015, the Company paid cash of $114,970 and has recorded 155,517 shares of common stock to be issued as a liability at a fair value of $116,638 ($0.75 per share) based on the price of shares sold to investors, for a total of $231,609 of debt issuance costs recorded as a debt discount to the notes. $30,671 has been amortized as interest expense during the nine months ended September 30, 2015 resulting in a balance of debt issuance costs discount of $200,937 at September 30, 2015 which will be amortized over the next 31 months.

Land Loan

At December 31, 2014, the Company agreed to assume CTC’s land loan on the Kitimat property in the amount of $1,160,865 (CAD 1,350,000). The loan was fully paid on April 22, 2015.

On June 8, 2015, in connection with the acquisition of the Evans, Colorado property (see Note 3 – Land and Development Costs), the Company issued a promissory note in the amount of $3,350,000 to the seller. The note is due June 5, 2016, is collateralized by the property and bears interest at 6% per annum. At September 30, 2015, $63,650 of interest has been accrued and $50,260 has been paid resulting in a balance of accrued interest of $13,390.

Deposits on Notes Payable Subscriptions

To fund the development of the Company’s projects, the Company has initialized a note offering and begun accepting subscriptions for up to a total of $13,000,000 for new series of notes payable, to be described as “BC Series 1”, “BC Series 2” and “Colorado”. As of September 30, 2015, the terms and provisions of the notes are yet to be determined and, as such, the deposits have been classified as current liabilities in the accompanying condensed consolidated balance sheet. As of September 30, 2015 and December 31, 2014, the Company has received deposits of $2,910,249 and $567,617, respectively, for subscriptions for the future notes.

Profit Participation Liability

The Beauport Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at December 31, 2014 and September 30, 2015 is estimated to be $672,622, based on a third-party valuation as of December 31, 2014 and management’s estimates as of September 30, 2015, of which, $197,146 is the pro rata share of the Beauport Series A and D noteholders and is recorded as a profit participation liability as of September 30, 2015 and December 31, 2014, respectively.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 5 – Related Party Transactions

During the nine months ended September 30, 2014, the Company paid $67,483, to Cliche Investments LLC for consulting services. Sebastien Cliche, the Chairman, CEO and a director of the Company, is the sole member of Cliche Investments LLC.

During the nine months ended September 30, 2014, the Company paid $85,281 to Acadian Advisory & Associates (“Acadian”) for professional fees. Philippe Germain, the Company’s President, is a shareholder of Acadian.

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

On August 26, 2015, the Company advanced $114,102 to Capital Evolution Groupe (“CEG”), a French company. Philippe Germain is a shareholder of CEG. The advance is non-interest bearing and due on demand.

During the nine months ended September 30, 2015, the Company paid $155,285, to Acadian for professional fees. Additionally, the Company issued 263,018 shares of its common stock valued at $159,600 of issuance costs during the nine months ended September 30, 2015 on the Company’s debt and equity raising efforts.

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

Common Stock

During the nine months ended September 30, 2015, the Company received cash of $5,823,000 for 5,995,380 shares of its common stock.

During the nine months ended September 30, 2015, the Company issued 575,715 shares of its common stock that was previously issuable at December 31, 2014.

During the nine months ended September 30, 2015, the Company issued 2,031,759 shares of common stock for consulting services from fifteen individuals or entities. The shares were valued at an average price of $0.77, based on the price of shares sold to investors, for a total of $1,571,370 and has been charged to operations for the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company issued 1,267,099 shares of common stock for consulting services which were accrued at December 31, 2014. The shares were valued at $0.35, based on the price of shares sold to investors for the period of the services, for a total of $443,327.

During the nine months ended September 30, 2015, the Company issued 155,518 shares of common stock for issuance costs to two entities for their debt raising efforts. The shares were valued at $0.75, based on the price of shares sold to investors for the period of the services, for a total of $116,638.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Common Stock (Continued)

During the nine months ended September 30, 2015, the Company issued 427,482 shares of common stock for issuance costs to three entities for their equity raising efforts. The shares were valued at an average price of $0.79, based on the price of shares sold to investors for the period of the services, for a total of $337,754.

2015 Equity Incentive Plan

On September 8, 2015, the Company’s board of directors approved and adopted the ROI Land Investments Ltd. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by a majority of stockholders of the Company on November 9, 2015. The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. The following summarizes activity under the 2015 Plan for the nine months ended September 30, 2015:

Shares approved for issuance at plan inception	20,000,000
Options granted in 2015	(695,000)
Balance at September 30, 2015	19,305,000

Stock Options

The following summarizes 2015 Plan option activity for the nine months ended September 30, 2015:

				Weighted
	Common Stock Options Outstanding			average
	Employees and			exercise
	Directors	Non-employees	Total	price

Options granted	695,000	–	695,000	$1.50
Balance at September 30, 2015	695,000	–	695,000	$1.50

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at September 30, 2015:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$1.50	695,000	2.87	$1.50	$ –	695,000	$1.50	$ –

During the nine months ended September 30, 2015, the Company issued options to purchase a total of 695,000 shares of the Company’s common stock to four employees. These options have contractual lives of three years and were valued at an average grant date fair value of $0.14 per option, or $97,300, using the Black-Scholes Option Pricing Model with the following assumptions:

Expected term	1.5 years
Expected volatility	17.5%
Risk-free interest rate	.92% - 1.06%
Dividend yield	0.00

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of September 30, 2015, the options were fully vested and there was no unrecognized compensation costs related to stock options. $97,300 was charged to operations during the nine months ended September 30, 2015.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Non Plan Options

During the nine months ended September 30, 2015, the Company issued certain stock options outside of the 2015 Plan. The following summarizes non-Plan option activity for the nine months ended September 30, 2015:

				Weighted
	Common Stock Options Outstanding			average
	Employees and			exercise
	Directors	Non-employees	Total	price

Options granted	500,000	325,000	825,000	$0.50

Balance at September 30, 2015	500,000	325,000	825,000	$0.50

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at September 30, 2015:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$0.35	500,000	2.00	$0.35	$ –	–	$0.00	$ –

During the nine months ended September 30, 2015, the Company issued options to purchase a total of 500,000 shares of the Company’s common stock to an employee. These options have contractual lives of three years and were valued at an average grant date fair value of $0.04 per option, or $20,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock Price	$0.35
Expected term	2.25 years
Expected volatility	17.5%
Risk-free interest rate	1.00%
Dividend yield	0.00

Non Plan Options (Continued)

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of September 30, 2015, $17,754 was charged to operations and $2,246 of unrecognized compensation costs related to stock options. The Company expects to recognize those costs over a weighted average period of 0.2 years as of September 30, 2015.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Stock Options (Continued)

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at September 30, 2015:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$0.35	25,000	2.26	$0.35	$28,750	25,000	$0.35	$28,750
$0.75	300,000	2.26	$0.75	$225,000	40,000	$0.75	$30,000
	325,000		$0.72	$253,750	65,000	$0.60	$58,750

During the nine months ended September 30, 2015, the Company issued options to purchase a total of 325,000 shares of the Company’s common stock to a consultant. These options have contractual lives of three years and were valued at an average grant date fair value of $0.002 per option, or $750, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock Price	$0.35
Expected term	3.0 years
Expected volatility	17.5%
Risk-free interest rate	0.90%
Dividend yield	0.00

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of September 30, 2015, $750 was charged to operations and there was no unrecognized compensation costs related to stock options.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Warrants

During the nine months ended September 30, 2015, the Company issued warrants to purchase a total of 1,325,000 shares of the Company’s common stock at exercise prices ranging from $0.35 to $0.75 to four individuals for consulting services. $301,802 was expensed as stock-based consulting fees for the nine months ended September 30, 2015. On September 30, 2015, all of the warrants were cancelled by mutual agreement between the parties. Accordingly, no future expense will be recognized.

Note 7 – Commitments and Contingencies

The Company has entered into certain consulting agreements which call for introduction fees to be paid to the consultants for capital received by the Company from investors introduced by the consultants. The fees range from i) 2% in common stock to ii) 13% in cash and 13% in common stock of the amounts received by the Company.

The Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the property at September 30, 2015 is estimated to be $672,622 based on a management’s estimates, of which, $197,146 is the pro rata share of the Series A and D noteholders and was recorded as a profit participation liability and as discounts to the convertible notes payable as of December 31, 2014. The potential profit is re-measured on a quarterly basis and adjusted. There was no adjustment in the potential profit for the nine months ended September 30, 2015.

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

On May 13, 2015, the Company and LNG Canada Development Inc. (“LNG Canada”) have entered into an agreement for the Company to develop apartment and townhouse units in Kitimat, British Columbia. LNG Canada will lease the units. The agreement is for five years and calls for the Company to construct housing for LNG Canada’s workforce in a phased approach. In the first phase of the housing project, the Company is expected to build 35 apartments and 9 townhouses in Kitimat, and the first phase is projected to be completed by December 31, 2016.

Effective August 1, 2015, the Company entered into a consulting agreement with Sami B. Chaouch to serve as the Company’s Chairman. The agreement will continue until it is terminated by either party. Under the terms of the agreement, Mr. Chaouch will be paid an annual compensation of $300,000, an annual cash bonus of 1.25% of EBITDA, and 2,000,000 stock options to be granted in 2015 which will vest over five years. As of September 30, 2015, the options have not yet been granted. The consulting agreement was approved by the Company’s board of directors on September 8, 2015.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 7 – Commitments and Contingencies (Continued)

Effective August 1, 2015, the Company entered into a consulting agreement with Sebastien Cliche to serve as the Company’s Chief Executive Officer. The agreement will continue until it is terminated by either party. Under the terms of the agreement, Mr. Cliche will be paid an annual compensation of $300,000, an annual cash bonus of 1.25% of EBITDA, and 2,000,000 stock options to be granted in 2015 which will vest over five years. As of September 30, 2015, the options have not yet been granted. The consulting agreement was approved the Company’s board of directors on September 8, 2015.

Effective August 1, 2015, the Company entered into a consulting agreement with Philippe Germain to serve as the Company’s President. The agreement will continue until it is terminated by either party. Under the terms of the agreement, Mr. Germain will be paid an annual compensation of $300,000, an annual cash bonus of 1.25% of EBITDA, and 2,000,000 stock options to be granted in 2015 which will vest over five years. As of September 30, 2015, the options have not yet been granted. The consulting agreement was approved by the Company’s board of directors on September 8, 2015.

On August 1, 2015, the Company entered into a service agreement with Martin Scholz. Under the terms of the agreement, Mr. Scholz will serve as the Vice President – Investor Relations for the Company. Terms of the agreement call for a monthly fee paid to Mr. Scholz of $50,000, a $15,000 signing bonus, plus 500,000 options to purchase the Company’s stock vested immediately, and 250,000 stock options to be granted quarterly for the next three years if certain performance criteria are met. On November 16, 2015 the agreement was terminated by the parties.

On August 13, 2015, the Company entered into a service agreement with Andreas Brand. Under the terms of the agreement, Mr. Brand will serve as the Deputy Vice President – Investor Relations for the Company. Terms of the agreement call for a monthly fee paid to Mr. Brand of $22,500, plus 60,000 options to purchase the Company’s stock vested immediately, and 60,000 stock options to be granted quarterly for the next three years if certain performance criteria are met. On November 16, 2015 the agreement was terminated by the parties.

On August 27, 2015, the Company entered into a service agreement with Irene Feldmaier. Under the terms of the agreement, Ms. Feldmaier will serve as the Advisor – Investor Relations for the Company. Terms of the agreement call for a monthly fee paid to Ms. Feldmaier of $10,000, plus 35,000 options to purchase the Company’s stock vested immediately, and 35,000 stock options to be granted quarterly for the next three years if certain performance criteria are met. On November 16, 2015 the agreement was terminated by the parties.

On September 30, 2015, the Company entered into a service agreement with Timo Pfisterer. Under the terms of the agreement, Mr. Pfisterer will serve as the Deputy Vice President – Investor Relations for the Company. Terms of the agreement call for a monthly fee paid to Mr. Pfisterer of $42,500, plus 100,000 options to purchase the Company’s stock vested immediately, and 100,000 stock options to be granted quarterly for the next three years if certain performance criteria are met. On November 16, 2015 the agreement was terminated by the parties.

Legal Matters

On August 6, 2015, Mrs. Gloria Julie Couillard and Tekno Forme (“Plaintiffs”) filed a complaint naming CTC, its President, ROI DEV Canada (the Company’s wholly-owned subsidiary), Philippe Germain and Sebastian Cliché as co-defendants claiming unpaid fees of $207,638. On September 2, 2015, a default judgement was served against CTC. CTC and its President are applying to set aside the default judgement against them and the Company is opposing the Plaintiff’s notice of Application. Because of the uncertainties as to outcome of the matter, no amounts have been recorded by the Company.

On September 14, 2015, the Company received a notification from the American Arbitration Association (“AAA”) of a Request for Mediation, dated September 8, 2015, filed by Seth Shaw, pursuant to a mediation and arbitration clause contained in a Consulting Agreement allegedly entered into between the Company and Seth Shaw on May 1, 2014. The Company executed such agreement but believes that it validly retracted it prior to any signature by Mr. Shaw personally. Mr. Shaw believes that the agreement is valid and in effect. The Company also believes that Seth Shaw failed to perform under said agreement, even if it were in effect.

The matter under dispute is 500,000 shares of the Company’s Common Stock which were to be issued to Mr. Shaw pursuant to such agreement. A certificate for such shares was issued but never delivered to Mr. Shaw, due to the retraction. In late September 2015, the Company offered to the AAA, and to counsel to Mr. Shaw, to voluntarily submit to mediation before the AAA, but not to arbitration, provided that the location of the mediation (which the Consulting Agreement does not specify) be in Montreal, where reside most of the Company’s management and many of the relevant witnesses.

The Company has received no response to this offer, nor has it received any further communication from counsel to Mr. Shaw since September. In mid-October, attorneys for Mr. Shaw unilaterally attempted to induce the Company’s transfer agent to issue a replacement certificate. However, the transfer agent reported this to the Company, and the Company has instructed the transfer agent not to comply with Mr. Shaw’s wishes. The Company intends to vigorously defend itself from any claims by Mr. Shaw for such shares.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 8 – Subsequent Events

On October 1, 2015, the Company entered into a loan agreement with LMM Group LTD. and received $50,000. The note is unsecured, bears interest at 8% per annum and is due January 1, 2016. Philippe Germain, the Company’s President, is the sole shareholder of LMM Group LTD.

On October 9, 2015, the Company acquired 6.2 percent of the outstanding capital of Capital Evolution Groupe (“CEG”), a French company, for EUR 100,000 ($113,220). CEG is a registered financial advisory services company in France.

On October 9, 2015, the Company entered into a loan agreement with Capital Transit Inc., a Canadian corporation, for CAD 1,300,000 ($1,002,854). The loan is secured by second rank mortgages on the Company’s Beauport and Kitimat properties, bears interest at 20% per annum, and is due December 9, 2015.

From October 1, 2015 through November 13, 2015, the Company issued 190,000 shares of its common stock to investors for $285,000 received in cash.

From October 1, 2015 through November 13, 2015, the Company issued 170,000 shares of its common stock to a consultant for equity issuance costs valued at $127,500.

From October 1, 2015 through November 13, 2015, the Company received $50,256 as deposits for its BC Series 2 notes payable.

From October 1, 2015 through November 13, 2015, the Company paid an additional $1,000,000 (AED 3,670,000) nonrefundable deposits to PNC Investments LLC for the potential purchase of 8 million square feet of land in Dubai, United Arab Emirates.

From October 1, 2015 through November 13, 2015, the Company entered into four loan agreements with Valescore Ltd., a Swiss company, totaling $335,000. The loans are unsecured, due in ninety days and bear interest at 8% per annum.

On November 9, 2015, a majority of the Company’s shareholders approved certain amendments to the Company’s Articles of Incorporation. The amendments were to increase the amount of authorized common voting shares to 160,000,000 shares and to authorize 40,000,000 of non-voting common shares. The amended Articles of Incorporation were filed with the state of Nevada on November 12, 2015.

On November 16, 2015, the services agreement entered into with Martin Scholz on August 1, 2015 was terminated.

On November 16, 2015, the services agreement entered into with Andreas Brand on August 13, 2015 was terminated.

On November 16, 2015, the services agreement entered into with Irene Feldmaier on August 27, 2015 was terminated.

On November 16, 2015, the services agreement entered into with Timo Pfisterer on September 30, 2015 was terminated.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the condensed consolidated financial statements.

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

Results of Operations

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues

Revenues were $35,679 for the three months ended September 30, 2015 compared to $19,456 for the three months ended June 30, 2014. The revenues consisted of interest income earned on notes receivable.

Operating Expenses and Other Income (Expense)

For the three months ended September 30, 2015, our total operating expenses were $2,070,846 compared to $687,012 for the three months ended September 30, 2014 resulting in an increase of $1,383,834. The increase is primarily attributable to increases in professional and consulting fees due to our growth and continuing efforts in executing our business model. The increase in total operating expenses is attributable to advertising and marketing expenses of $97,768 in 2015 (2014: $9,445); Compensation costs of $159,069 in 2015 (2014: $350,000); Consulting fees of $1,087,909 in 2015, of which $369,071 was stock-based (2014: $126,543 of which $120,750 was stock-based); Professional fees of $201,930 in 2015 (2014: $82,940); Travel expenses of $129,057 in 2015 (2014: $71,322); and general and administrative expenses of $395,113 in 2015 (2014: $46,762).

Other income and expenses consisted of interest expense of $368,697 in 2015 (2014: $-0-) and currency exchange gain of $36,067 in 2015 (2014: $29,959 loss).

As a result, net loss was $2,367,797 for the three months ended September 30, 2015 compared to $697,515 for the three months ended September 30, 2014.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenues

Revenues were $81,421 for the nine months ended September 30, 2015 compared to $22,474 for the nine months ended September 30, 2014. The revenues consisted of interest income earned on notes receivable.

Operating Expenses and Other Income (Expense)

For the nine months ended September 30, 2015, our total operating expenses were $5,693,903 compared to $4,376,608 for the nine months ended September 30, 2014 resulting in an increase of $1,317,295. The increase is primarily attributable to a reduction of stock-based consulting fees offset by our growth and continuing efforts in executing our business model. The increase in total operating expenses is attributable to advertising and marketing expenses of $154,032 in 2015 (2014: $25,280); Compensation costs of $228,100 in 2015 (2014: $368,003); Consulting fees of $3,426,864 in 2015, of which $1,942,546 was stock-based (2014: $3,558,943, of which $3,078,250 was stock-based); Professional fees of $443,283 in 2015 (2014: $185,895); Travel expenses of $554,528 in 2015 (2014: $121,932); and general and administrative expenses of $887,096 in 2015 (2014: $116,555).

Other income and expenses consisted of interest expense of $903,685 in 2015 (2014: $-0-) and currency exchange gain of $17,665 in 2015 (2014: $47,712 loss), offset by a gain on extinguishment of debt of $74,091 in 2015 (2014: $-0-).

As a result, net loss was $6,424,411 for the nine months ended September 30, 2015 compared to $4,401,846 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Overview

Historically, we have financed our cash flow and operations from the sale of common stock and issuance of notes payable.  Our principal use of funds during the nine months ended September 30, 2015 and 2014 was for the acquisition of properties, the funding of notes receivable for property projects and development, and general corporate expenses.

Liquidity and Capital Resources during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

At September 30, 2015, we had cash of $204,249 and a deficit in working capital of $6,752,084. We used cash in operations of $9,250,306 for the nine months ended September 30, 2015 compared to negative cash flow from operations of $4,420,139 for the nine months ended September 30, 2014. The negative cash flow from operating activities for the nine months ended September 30, 2015 is attributable to the Company's net loss from operations of $6,424,411, offset by amortization of other assets of $10,099, stock-based consulting fees of $1,988,226, amortization of debt issuance costs of $253,187, accretion of debt discount of $77,007, and amortization of profit participation discount of $49,150, and increased by a gain on the extinguishment of debt of $74,091 and changes in operating assets and liabilities of $5,129,473. Cash used in operations for the nine months ended September 30, 2014 is attributable to the Company's net loss from operations of $4,401,846, offset by stock-based consulting fees of $3,428,250 and increased by changes in operating assets and liabilities of $3,446,543.

Cash used in investing activities consisted of an advance to a related party of $114,102 for the nine months ended September 30, 2015. We did not use any cash for investing activities for the nine months ended September 30, 2014.

Net cash provided by financing activities for the nine months ended September 30, 2015 consisted of $2,937,166 for deposits received for notes payable, $2,277,860 for the issuance of notes payable, net of issuance costs of $114,970, $5,095,994 for the sale of common stock, net of issuance costs of $727,006, proceeds from loan from related party of $150,000, offset by the payment of $329,797 on convertible notes payable and the payment of land loan of $1,160,865. Net cash provided by financing activities for the nine months ended September 30, 2014 consisted of $4,593,571 for the sale of common stock, net of issuance costs of $189,386, $2,824,139 for deposits received for notes payable, $379,015 of a capital contribution from a shareholder, offset by $2,800 of amounts paid on advances from a shareholder.

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

We currently are seeking investments in notes payable of up to $13,000,000 and up to $7,500,000 in equity to fund land acquisitions and development. From October 1, 2015 through November 12, 2015, we have received additional deposits of $50,256 for the notes payable. Also from October 1, 2015 through November 12, 2015, we have received $285,000 from the sale of common stock.

On October 1, 2015, the Company entered into a loan agreement with LMM Group LTD. and received $50,000. The note is unsecured, bears interest at 8% per annum and is due January 1, 2016.

On October 9, 2015, the Company entered into a loan agreement with Capital Transit Inc., a Canadian corporation, for CAD 1,300,000 ($1,002,854). The loan is secured by second rank mortgages on the Company’s Beauport and Kitimat properties, bears interest at 20% per annum, and is due December 9, 2015.

From October 1, 2015 through November 12, 2015, the Company paid an additional $1,000,000 (AED 3,670,000) nonrefundable deposits to PNC Investments LLC for the potential purchase of 8 million square feet of land in Dubai, United Arab Emirates.

From October 1, 2015 through November 12, 2015, the Company entered into four loan agreements with Valescore Ltd., a Swiss company, totally $335,000. The loans are unsecured, due in ninety days and bear interest at 8% per annum.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended December 31, 2014 regarding concerns about our ability to continue as a going concern. Our condensed consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

During the course of business, litigation commonly occurs. From time to time the Company may be a party to litigation matters involving claims against the Company. The Company operates in a highly regulated industry and employs personnel which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company's financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

On August 6, 2015, Mrs. Gloria Julie Couillard and Tekno Forme (“Plaintiffs”) filed a complaint naming CTC, its President, ROI DEV Canada (the Company’s wholly-owned subsidiary), Philippe Germain and Sebastian Cliché as co-defendants claiming unpaid fees of $207,638. On September 2, 2015, a default judgement was served against CTC. CTC and its President are applying to set aside the default judgement against them and the Company is opposing the Plaintiff’s notice of Application. Because of the uncertainties as to outcome of the matter, no amounts have been recorded by the Company

On September 14, 2015, the Company received a notification from the American Arbitration Association (“AAA”) of a Request for Mediation, dated September 8, 2015, filed by Seth Shaw, pursuant to a mediation and arbitration clause contained in a Consulting Agreement allegedly entered into between the Company and Seth Shaw on May 1, 2014. The Company executed such agreement but believes that it validly retracted it prior to any signature by Mr. Shaw personally. Mr. Shaw believes that the agreement is valid and in effect. The Company also believes that Seth Shaw failed to perform under said agreement, even if it were in effect.

The matter under dispute is 500,000 shares of the Company’s Common Stock which were to be issued to Mr. Shaw pursuant to such agreement. In fact, a certificate for such shares was issued but never delivered to Mr. Shaw, due to the retraction, and was finally cancelled by the Company on November 8, 2015 (and the Company’s transfer agent was then notified and sent a copy of the cancelled certificate). In late September 2015, the Company offered to the AAA, and to counsel to Mr. Shaw, to voluntarily submit to mediation before the AAA, but not to arbitration, provided that the location of the mediation (which the Consulting Agreement does not specify) be in Montreal, where reside most of the Company’s management and many of the relevant witnesses.

The Company has received no response to this offer, nor has it received any further communication from counsel to Mr. Shaw since September. In mid-October, attorneys for Mr. Shaw unilaterally attempted to induce the Company’s transfer agent to issue a replacement certificate. However, the transfer agent reported this to the Company, and the Company has instructed the transfer agent not to comply with Mr. Shaw’s wishes. The Company intends to vigorously defend itself from any claims by Mr. Shaw for such shares.

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 7, 2015, the Company issued 622,650 shares of its common stock to three investors for $933,975 in cash under private placement offerings.

On September 14, 2015, the Company issued 1,028,666 shares of its common stock to nine investors for $1,543,000 in cash under private placement offerings.

On September 30, 2015, the Company issued 2,553,968 shares of its common stock to six investors for $1,980,950 in cash under private placement offerings.

On September 30, 2015, pursuant to consulting agreements, the Company issued 2,150,144 shares of its common stock to nine individuals or entities for consulting services rendered valued at $1,170,304 based on the fair value of the shares on the date of commitment.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement

On October 9, 2015, the Company entered into a loan agreement with Capital Transit Inc., a Canadian corporation, for CAD 1,300,000 ($1,002,854). The loan is secured by second rank mortgages on the Company’s Beauport and Kitimat properties, bears interest at 20% per annum, and is due December 9, 2015.

Item 6. Exhibits

Exhibit 3.1	Amended and Restated Articles of Incorporation.**
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer **
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer **
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document
Exhibit 101.LAB	XBRL Label Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROI LAND INVESTMENTS LTD.

Date: November 18, 2015	By: /s/ Sebastien Cliche
Sebastien Cliche
Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2015	By: /s/ Sami Chaouch
Sami Chaouch
Interim Chief Financial Officer (Principal Financial Officer)

