Form 10-K
period 2015-12-31
ROI LAND INVESTMENTS LTD
filed 2016-04-13
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For fiscal year ended December 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-54368

ROI LAND INVESTMENTS LTD.

(Exact name of registrant as specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1574051 (I.R.S. Employer Identification No.)

999 Maisonneuve Blvd. West, Suite 750

Montreal, Quebec H3A 3L4

(Address of principal executive offices)

Tel: 888-351-7004

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

On June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $116,118,984, based upon the closing price on that date of the Common Stock of the registrant on the OTC Markets Group, Inc. over the counter market system of $2.90. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 12, 2016, there were 54,156,592 shares of the Company’s par value $0.0001 Series A common stock outstanding.

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

i

ii

PART I

Item 1. BUSINESS

Organization

On December 13, 2007, ROI Land Investments Ltd. (“we”, “the Company”, “ROI”) was incorporated under the laws of the State of Nevada under the name of Conex MD, Inc. We were engaged in the business of providing specialized healthcare staffing to small and medium sized businesses. The Company had recruited healthcare professionals on assignments of varied duration and in permanent positions with clients in the United States. The services included hiring administration, information technology, sales and at the executive level.

On September 17, 2013, Lamar Investment Ltd (“Lamar”) purchased 5,000,000 shares of restricted common stock of Conex MD, Inc., representing 59% of the shares in the Company, from its then two Directors, Dr. Jacob Bar Ilan and Dr. Ely Steinberg for $230,000 in cash. On September 17, 2013, the shareholders of the Company elected two new Directors, Patrick Bragoli and Sebastien Cliche. On October 28, 2013, FINRA gave final approval to the name change to ROI Land Investments Ltd. and assigned the ticker symbol to ROII to better reflect the new direction of the Company. Subsequently, on May 19, 2014, Mr. Bragoli resigned as Director. On August 19, 2014, the shareholders of the Company elected Mr. Robert Boisjoli and Mr. Sami B. Chaouch to the board of directors. Mr. Boisjoli resigned as director on September 24, 2015 and Mr. Philippe Germain was appointed to fill the vacancy on September 25, 2015. Each of Messrs. Cliché, Chaouch and Germain were elected by the shareholders of the Company at the Company’s Annual Meeting on November 9, 2015.

We are a Land Development Company that owns and operates businesses in the land development industry. The Company's business model consists of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to established residential and commercial building developers. We may also opportunistically consider real estate development. Our mission is to maximize our return on investment within the land development sector in North America as well as internationally. These investments and/or acquisitions may be directly acquired by our Company or via qualified Joint Venture Partners. Alternatively, our Company, for practical purposes, functions as a land banking firm. We strive to maintain the utmost respect of the environment, particularly by emphasizing and preserving more green spaces than the local laws require.

On November 15, 2013, the Company organized ROI DEV Canada Inc. (“ROI DEV”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI DEV was organized to acquire and manage land acquisitions in North America.

On November 3, 2015, the Company organized 9497846 Canada Inc. (“9497846 Canada”), a Canada corporation, as a wholly-owned subsidiary. 9497846 Canada was organized to provide management services to the Company’s operating companies. At December 31, 2015, the subsidiary was still inactive.

On January 24, 2016, the company organized ROI Land Investments FZ (“ROI FZ”), a UAE corporation as a wholly-owned subsidiary. ROI FZ was organized to acquire and manage land acquisitions and development in Dubai.

On March 17, 2016, the Company organized ROI Land Investments Swiss AG (“ROI Swiss”), a Swiss corporation as a wholly-owned subsidiary. ROI Swiss was organized to provide investor relations services to the Company’s investors and potential investors in Europe.

On March 23, 2016, the company organized ROI Securitisation SA, a Luxembourg corporation as a wholly-owned subsidiary. ROI Securitisation SA was organized to sell debt securities in Europe to fund the Company’s land and real estate projects.

On April 5, 2016, the Board of Directors appointed Dr. Sami Chaouch as Chief Executive Officer and Sebastien Cliche as Co-President and Chief Operating Officer.

General

ROI operates in the land development sub-sector niche of the real estate industry, where its main activity consists of acquiring, zoning and converting raw land into a construction-ready site. The land development process implemented by ROI consists of four phases:

•	Land acquisition - Purchasing land ready for development, in a strategic location and without any prohibited zoning restrictions.

•	Permits applications - Executed within the local municipalities to effectuate the legal right for current and future infrastructures development

•	Infrastructures - Outsourcing to qualified experts of the necessary technical and construction work.

•	Profit taking - Final sale of the licensed, zoned and (by now) subdivided and construction-ready land unit to established regional residential developers.

ROI’s mission is to acquire, fund and service land and real estate development opportunities. We strive to become a leader in green land development by maintaining the utmost respect of the environment, particularly by emphasizing and preserving more green spaces than the local laws require.

Market Opportunity

ROI has developed several compelling reasons for market and industry success:

•	Experienced management team
o	Over 70 years of combined real estate development experience
o	Over 1000 combined lots developed in the past 10 years by the team
o	Strategic network of construction companies, financial institutions and owners of large available land tracts
o	Ability to promptly identify and close land acquisitions
o	Ability to manage complex transactions

•	Prime Location Selection focusing on the fastest growing markets:
o	Canada: Quebec and British Columbia
o	United States: Colorado, and targetting Texas and Florida in 2016-2017
o	Europe: French Riviera
o	UAE: Dubai

Current Projects

We currently have the following real estate projects under development:

Beauport, QC

This project is a low density project in Beauport. No other parcel of land is available in this strategic sector of the city. There are already 3 building contractors interested in reserving lands on this parcel. Beauport is a city in the suburbs of Quebec. The main roads are 2 km away from the project and all services, including a shopping center, restaurants, grocery store, clinic, primary school and high school etc. are less than 1 km away. The projects will consist of townhouses, semi-detached and standard houses. Infrastructures will be necessary and are included in the budget. No development of this property occurred during the year ended December 31, 2015.

As of December 31, 2015, we have invested $4,567,218 (CAD 6,335,438) in the property.

Terrace, BC

Terrace is a city on the Skeena River in British Columbia, Canada. The Terrace region is booming because of the Liquefied Natural Gas (LNG) projects underway. Companies invest hundreds of millions of dollars in advanced work in order to be prepared for LNG. Indeed, the Terrace region has a lack of available housing and a need to house their employees. We have participated in this opportunity by buying lands on which we expect to build apartments. No development of these properties occurred during the year ended December 31, 2015.

We currently own three properties in Terrace with a total cost to date of $1,531,794 (CAD 2,124,836).

Kitimat, BC

The Kitimat region is booming because of the LNG projects underway. Companies are investing hundreds of millions of dollars in advanced work in order to be prepared for the LNG projects. Currently, this region lacks the infrastructure and single family dwellings needed to house their workers. Investments are being made into this region to help strengthen the local community and to create economic advantages for future generations of British Columbians. We incurred $50,000 of development costs on this property during the year ended December 31, 2015.

We acquired approximately 250,000 square feet of prime residential land development to build over 300 apartment units. To date, we have invested $1,529,141 (CAD 2,121,155) in the property in Kitimat.

Louisette, France

Louisette is located in Seyne sur Mer, Var, South of France. The land is less than 5 minutes from the Six-Fours beach, which is a region rich in tourism. We are co-investing on this project with Rome Finance Group and Capital Evolution Group SAS. As of December 31, 2015, we own 2% of the project.

Evans, Colorado

The town of Evans is located in Weld County, 60 miles from Denver, Colorado. Evans has a growing economy fueled by large oil & gas companies, investors and agriculture. The technology, aerospace, construction, financial and health care sectors are also prominent in Evans with continued hiring and job opportunities. Job creation, strong population growth and a continued influx of new residents and businesses to the area have led to an increased demand for housing in Evans. According to the Department of Labor, Weld County has seen the strongest job growth of any county in the U.S. from June 2013 to June 2014, the last period for which data is available.

We acquired 220 acres (equivalent to 9,583,200 square feet of land) and 763 water rights in Evans. As of December 31, 2015, we have invested $6,717,876 in the property in Evans and have incurred an additional $451,971 in development costs. Beginning in 2016 and in affiliation with a local construction company(s), ROI intends to develop approximately 950 lots in approximately four phases. The project will feature a mix of housing units, including single family homes, town homes, duplexes and condos. The Company also plans to build a park as well as commercial and retail areas.  A new middle school was opened last fall adjacent to the property, which is expected to further fuel demand for quality housing.

Sobha Hartland, Dubai, UAE

Sobha Hartland is a mixed-use development that is located in Mohammed Bin Rashid Al Maktoum City. It affords a full view of the Dubai skyline and it is conveniently located close to the metro, the water canal, in front of the Dubai Design District and only minutes from downtown via Al Khail artery road. This complete community offers high net worth residents of Dubai a chance to reduce their commuting drive from 20-25 km to 3 km or 5 minutes to downtown. Dubai is among the fastest growing cities in the world. It is a major financial center and business hub for the Middle East and Africa. Dubai’s economy is fueled by a number of industries including tourism, finance, industrial consulting and communication technologies.

We have partnered with Sobha LLC, a subsidiary of PNC Investments LLC (“PNC”), for this project. Sobha LLC is a large and fully integrated developer in the region having developed 450 projects in the Middle East and Europe. On February 7, 2016, our wholly-owned subsidiary, ROI Land Investments FZ, entered into a Development Sale and Purchase Agreement with PNC for the purchase of approximately 433,000 square feet of land in Sobha Hartland. The total acquisition price is $29,488,000 (AED 108,281,250). As of April 12, 2016, a total of $3,701,205 (AED 13,591,200) of non-refundable deposits has been paid to PNC leaving a balance of $25,786,795 (AED 94,690,050). The acquisition is subject to customary closing conditions, including the Company’s ability to obtain financing. As a result, there can be no assurance that the acquisition will occur as contemplated or at all.

This project features three, eight-story buildings for a total of 300 units. Each building offers Dubai residents with a variety of luxurious housing options including studio apartments, 1-bedroom apartments, 2-bedroom apartments, 3-bedroom apartments, two bedroom duplexes and three bedroom duplexes.

Project Funding Activity

On June 17, 2014, ROI DEV entered into a Framework Agreement with Coast to Coast Holdings, Inc. (“CTC”), a Canadian Construction corporation. Under the terms of the agreement, ROI DEV will provide funding to CTC in the form of notes payable and mortgage notes payable for property development projects, and provide financial and real estate advisory services, for a period of up to ten years. ROI DEV has the right to make the loan or not and each individual loan will be evidenced by its own promissory note with terms agreed upon by the parties. On December 31, 2014, the Framework Agreement was cancelled; however, existing and additional loans were made.

At December 31, 2015, the Company had a mortgage note receivable outstanding with CTC for $154,994 (CAD 215,000). The note bears interest at 8% and was due on the earlier of (i) December 30, 2015 or (ii) the date upon which the subject property is sold by CTC. The mortgage note is in default at December 31, 2015; however, it is collateralized by a mortgage on the property.

During the year ended December 31, 2015, the Company assumed a second mortgage note due to a related party by CTC and CTC agreed to reimburse the Company for the full amount of the mortgage and accrued interest due thereon. The loan bears interest at 6% per annum and is due April 13, 2016. The amount of the mortgage loan due from CTC at December 31, 2015 is $288,360 (CAD 400,000).

On December 31, 2015, the Company had an unsecured note receivable outstanding with CTC for $630,788 (CAD 875,000). The note bears interest at 8%, was due December 30, 2015 and is in default as of December 31, 2015. The funding from the note was used for the development and construction on the property for which the Company has two mortgage notes receivable. The property consists of six townhomes which are substantially complete and currently held for sale by CTC. As CTC has not responded to requests for payment on the note and has not provided any evidence of the use of funds, the Company has established a full reserve on the collectability of the note receivable, and $52,986 (CAD 73,500) of accrued interest as of December 31, 2015. The Company plans to vigorously pursue the collection of the note.

During the year ended December 31, 2015, the Company loaned CTC $1,012,237 (CAD 1,404,130) in the form of unsecured notes for the development of one of its properties. The notes bear interest at 8% per annum and were due December 30, 2015. The notes are in default at December 31, 2015. As CTC has not responded to requests for payment on the notes and has not provided any evidence of the use of funds, the Company has established a full reserve on the collectability of the notes receivable, and $56,162 (CAD 67,314) of accrued interest, as of December 31, 2015. The Company plans to vigorously pursue the collection of these notes.

Compliance with Government Regulation

The development of the Company’s projects is, and will continue to be, subject to various domestic, foreign, state, local, and/or federal laws and zoning regulations. Such laws and regulations are subject to legislative or administrative change at any time. Any changes in such laws and regulations may have material adverse effects on the Company’s sales, cash flow and cash position. The Company may be required to comply with all various regulations in order to complete its projects. There is no assurance that the Company will be able to comply with all applicable laws and regulations. Non-compliance may result in fines, sanctions or termination of the Company’s business in some localities, all of which will have material adverse effects on the Company’s sales, cash flow and cash position.

Intellectual Property

We have not filed for any protection of our name or “mark”; however, we intend to do so and shall strive to protect our proprietary financial model through available domestic and foreign laws.

Employees

We currently have six full-time and one part-time employees. We use the services of numerous consultants to provide day-to-day and project based duties.

Item 1A. Risk Factors

Not required by smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 999 Maisonneuve Blvd. West, Suite 750, Montreal, Quebec. This office is approximately 2,500 square feet in size and is leased on a month-to-month basis for a monthly rental of $3,500 per month.

The Company leases an office in Stuttgart, Germany. This office is approximately 1,100 square feet. The lease expired on March 31, 2016, and was extended to June 30, 2016, and requires a monthly rental of $5,500.

The Company leases executive office space in Miami, Florida for $708 per year.

Item 3. Legal Proceedings

On August 6, 2015, Mrs. Gloria Julie Couillard and Tekno Forme (“Plaintiffs”) filed a complaint naming CTC, its President, ROI DEV Canada (the Company’s wholly-owned subsidiary), Philippe Germain and Sebastian Cliché as co-defendants claiming unpaid fees of $207,638. On September 2, 2015, a default judgement was served against CTC. CTC and its President are applying to set aside the default judgement against them and the Company is opposing the Plaintiff’s notice of Application. Because of the uncertainties as to outcome of the matter, no amounts have been recorded by the Company. The Company is vigorously defending itself in this matter.

On September 14, 2015, the Company received a notification from the American Arbitration Association (“AAA”) of a Request for Mediation, dated September 8, 2015, filed by Seth Shaw, pursuant to a mediation and arbitration clause contained in a Consulting Agreement allegedly entered into between the Company and Seth Shaw on May 1, 2014. The Company executed such agreement but believes that that Seth Shaw failed to perform under said agreement. Mr. Shaw believes that the agreement is valid and in effect. The Company and Mr. Shaw met in mediation on February 22, 2016 with no resolution achieved. The parties are awaiting a date for arbitration.

The matter under dispute is 500,000 shares of the Company’s Common Stock which were to be issued to Mr. Shaw pursuant to such agreement. A certificate for such shares was issued but never delivered to Mr. Shaw, because the Company cancelled the Agreement for failure to perform. In mid-October, attorneys for Mr. Shaw unilaterally attempted to induce the Company’s transfer agent to issue a replacement certificate. However, the transfer agent reported this to the Company, and the Company has instructed the transfer agent not to comply with Mr. Shaw’s wishes. The Company has cancelled the shares and recorded a liability for the value of the shares of $175,000 which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at December 31, 2015. The Company intends to vigorously defend itself from any claims by Mr. Shaw for such shares.

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

Our Series A common stock is not listed on an established public trading market, but is quoted by the OTC Markets Group, Inc., in the non-NASDAQ over the counter market. The symbol for our common stock is ROII. The following table sets forth the closing prices, for the fiscal quarters indicated, as quoted by OTC Markets Group, Inc., and reflects inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	For the Year Ended		For the Year Ended
	December 31, 2015		December 31, 2014
	High	Low	High	Low
First Quarter	$3.10	$1.70	$1.65	$1.00
Second Quarter	$3.00	$2.80	$1.55	$0.80
Third Quarter	$2.95	$2.01	$1.50	$1.00
Fourth Quarter	$2.50	$1.00	$1.70	$1.00

As of December 31, 2015, the Company’s common stock was held by 180 shareholders of record.

Our authorized capital stock consists of 50,000,000 shares of preferred stock, par value $0.0001, and 200,000,000 shares of common stock, par value $0.0001 per share of which 160,000,000 shares are Series A voting common stock and 40,000,000 shares are Series B non-voting common stock. No preferred stock or Series B common stock has been issued as of December 31, 2015. The holders of our common stock:

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

The holders of Series A common stock are entitled to one non-cumulative vote per share on all matters on which stockholders may vote while holders of Series B common stock have no voting rights.

We refer you to our Amended Articles of Incorporation, Bylaws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.

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

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Recent Sales of Unregistered Securities

On October 19, 2015, the Company issued 100,000 shares of its common stock to an investor for $150,000 in cash.

On October 19, 2015, the Company issued 170,000 shares of its common stock to an individual for equity issuance costs at a fair value of $127,500, the value of the shares at the date they were earned.

On October 30, 2015, the Company issued 90,000 shares of its common stock to two investors for $135,000 in cash.

On November 23, 2015, the Company issued 622,667 shares of its common stock to four investors for $934,000 in cash.

On November 23, 2015, the Company issued 50,740 shares of its common stock to an individual for debt issuance costs at a fair value of $76,110.

On December 30, 2015, the Company issued 485,533 shares of its common stock to sixteen investors for $728,300 in cash.

On December 31, 2015, the Company issued 100,000 shares of its common stock to an investor for $150,000 in cash.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

Revenues

Our revenues were $119,523, net of a reserve of $15,749 for uncollectible loans, for the year ended December 31, 2015 compared to $70,315 for the year ended December 31, 2014. Revenues consist of interest income earned on notes receivable.

Operating Expenses

For the year ended December 31, 2015 our total operating expenses were $10,627,265 compared to $5,055,286 for the year ended December 31, 2014 resulting in an increase of $5,571,979. The increase is due to our expanding operations and land acquisitions.  The increase is attributable to consulting fees of $5,240,029 in 2015, of which $2,309,604 was stock-based (2014: $3,745,398, of which $1,930,802 was stock-based); professional fees of $1,239,614 in 2015 (2014: $159,799); travel expenses of $903,067 in 2015 (2014: $226,288); abandoned land acquisition costs of $351,183 in 2015 (2014: $-0-); provision for loan losses of $1,775,029 in 2015 (2014: $-0-); general and administrative expenses of $797,801 in 2015 (2014: $485,720); and offset by compensation costs of $320,542 in 2015, of which $115,054 was stock-based (2014: $438,081, of which $420,000 was stock-based).

Other income and expenses consisted of interest expense of $1,370,122 in 2015 (2014: $195,672) offset by gains on extinguishment of debt of $83,449 in 2015 (2014: $-0-) and foreign currency transaction gains of $77,754 in 2015 (2014: $2,960).

As a result, net loss was $11,716,661 for the year ended December 31, 2015 compared to $5,177,683 for the year ended December 31, 2014.

Liquidity and Capital Resources

Overview

Historically, we have financed our cash flow and operations from the sale of common stock and issuance of notes payable.  Our principal use of funds during the years ended December 31, 2015 and 2014 was for the acquisition of properties, the funding of notes receivable for property projects and development, and general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2015 compared to the year ended December 31, 2014

At December 31, 2015, we had cash of $424,218 and a deficit in working capital of $10,813,988.  We used cash in operations of $14,474,680 for the year ended December 31, 2015 compared to negative cash flow from operations of $9,864,964 for the year ended December 31, 2014. The negative cash flow from operating activities for the year ended December 31, 2015 is attributable to the Company's net loss from operations of $11,716,661, offset by amortization of $12,696, stock-based compensation of $2,434,438, amortization of debt issuance costs of $340,784, accretion of debt discount of $102,958, amortization of profit participation discount of $65,714, and reserve for uncollectible loans of $1,775,029, and increased by gains on extinguishment of debt of $83,449 and changes in operating assets and liabilities of $7,406,189.  Cash used in operations for the year ended December 31, 2014 is attributable to the Company's net loss from operations of $5,177,683, offset by amortization of $14,340, stock-based compensation of $3,279,500, stock issued in lieu of cash compensation of $420,000, amortization of debt issuance costs of $52,544, accretion of debt discount of $22,001, and amortization of profit participation discount of $14,043, and increased by changes in operating assets and liabilities of $8,489,709.

Cash used in investing activities for the year ended December 31, 2015 consisted of $185,061 of advances to a related party while cash used in investing activities for the year ended December 31, 2014 consisted of a $60,750 investment in a cost-method investee.

Net cash provided by financing activities for the year ended December 31, 2015 consisted of $865,080 from the issuance of a mortgage note payable, $415,000 from the issuance of loans payable to a third party, $284,643 from the issuance of loans payable to related parties, $3,003,009 from the issuance of notes payable, net of cash issuance costs, $3,931,131 for deposits received for notes payable, and $7,666,949 from the sale of common stock, net of cash issuance costs, offset by $86,475 of payments on loans from related parties, $395,569 of payments on convertible notes payable, and $1,160,865 of a payment on a land loan. Net cash provided by financing activities for the year ended December 31, 2014 consisted of $4,768,955 from the issuance of convertible notes payable, net of cash issuance costs, $567,617 for deposits received for notes payable, $5,400,487, from the sale of common stock, net of issuance costs, and $379,015 of a capital contribution from a shareholder, offset by $2,800 of amounts paid on advances from a shareholder.

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

We currently are seeking investments in notes payable of up to $13,000,000 and up to $7,500,000 in equity to fund land acquisitions and development. From January 1, 2016 through April 12, 2016, we have received additional deposits of $121,710 for the notes payable. Also from January 1, 2016 through April 12, 2016, we have received $3,873,478 from the sale of common stock.

On February 7, 2016, the Company’s wholly-owned subsidiary, ROI Land Investments FZ entered into a Development Sale and Purchase Agreement (the “Agreement”) with PNC Investments LLC, a UAE corporation, for the purchase of approximately 433,000 square feet of land in the Sobha Hartland district of Dubai, United Arab Emirates. The total acquisition price is $29,488,000 (AED 108,281,250). As of April 12, 2016, the Company has made a total of non-refundable deposits of $3,701,205 (AED 13,591,200) in payments to PNC Investments LLC leaving a balance of $25,786,795 (AED 94,690,050). The acquisition is subject to customary closing conditions, including the Company’s ability to obtain financing. As a result, there can be no assurance that the acquisition will occur as contemplated or at all.

On February 24, 2016, the Company entered into a Memorandum of Agreement (“MOA”) with Alternative Strategy Partners Pte. Ltd., a Singapore limited company (“ASP”), pursuant to which ASP is willing to invest at least $3.5 million, and at ASP’s discretion up to $5 million, in ROI’s Dubai Sobha Hartland Acquisition and Development Project (the “Project”), in exchange for an issuance of bonds designed for ASP (the “Bonds”). The Bonds shall be a special series designed for ASP, shall mature three years from the date of issuance and shall bear interest at 8% per annum, and will be secured by a lien upon the First Plot, subordinated to loans from banks or other institutional lenders, and other bonds upon the Project, if such a lien is determined to be valid and enforceable under Dubai law; otherwise, the Bonds shall be secured by a lien, similarly subordinated, upon all of the stock of the ROI Land Investments Ltd. which is the beneficial owner of the Project. Through April 12, 2016, $1,500,000 has been received under the agreement.

From January 1, 2016 to April 12, 2016, the Company entered into two loan agreements with Philippe Germain, its president, totaling $135,760. The loans are unsecured, due in ninety days and bear interest at 8% per annum. The funds were used for working capital purposes.

Going Concern

The Company has incurred net losses of $11,716,661 and $5,177,683 for the years ended December 31, 2015 and 2014, respectively, and has incurred cumulative losses since inception of $17,016,869. The Company has a deficit in working capital of $10,813,988 as of December 31, 2015 and used cash in operations of $14,474,680 for the year ended December 31, 2015.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our principal accounting policies are described in Note 2 of the consolidated audited financial statements included elsewhere in this report. The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the Unites States (“U.S. GAAP”) requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 3 of the consolidated audited financial statements included elsewhere in this report.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ROI Land Investments Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ROI Land Investments Ltd. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ROI Land Investments Ltd. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1, the Company had incurred losses since inception, has a working capital deficiency and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

April 12, 2016

ROI Land Investments Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$424,218	$745,821
Mortgage notes receivable	443,354	184,879
Notes receivable, net of allowance for loan losses of $1,643,025 and $0 as of December 31, 2015 and 2014, respectively	–	752,413
Advances to related party	185,061	–
Interest receivable, net of allowance for loan losses of $116,991 and $0 as of December 31, 2015 and 2014, respectively	35,504	68,079
Prepaid interest	52,166	324,396
Acquisition deposit, related party	112,187	–
Other current assets	222,531	39,023
Total current assets	1,475,021	2,114,611

Other assets:
Land and development costs	14,798,000	8,962,963
Deposits on land	3,148,032	–
Investment in cost-method investee	56,080	60,750
Other assets, net	73,293	52,813
Total other assets	18,075,405	9,076,526

Total assets	$19,550,426	$11,191,137

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,973,512	$1,187,460
Convertible notes payable, net of debt discounts, current	1,259,922	4,174,844
Land loan	3,350,000	1,160,865
Mortgage note payable	865,080	–
Loans payable	415,000	–
Loans from related parties	486,528	–
Deposits on notes payable subscriptions, net of issuance costs	3,741,821	567,617
Profit participation liability	197,146	197,146
Total current liabilities	12,289,009	7,287,932

Other liabilities
Convertible notes payable, net of debt discounts, noncurrent	2,892,047	–
Notes payable, net of debt discounts	3,431,692	–

Total liabilities	18,612,748	7,287,932

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Common stock, Series A, 160,000,000 shares authorized, par value $0.0001, 50,615,397 shares issued and outstanding at December 31, 2015 and 39,043,504 and 39,619,219 shares issued and outstanding at December 31, 2014, respectively	5,062	3,962
Common stock, Series B, 40,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Additional paid-in capital	20,035,692	9,641,190
Accumulated other comprehensive loss	(2,086,207)	(441,739)
Accumulated deficit	(17,016,869)	(5,300,208)
Total stockholders' equity	937,678	3,903,205

Total liabilities and stockholders' equity	$19,550,426	$11,191,137

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2015	2014
Revenue:
Interest income, net	$119,523	$70,315

Operating expenses:
Compensation	320,542	438,081
Consulting fees	5,240,029	3,745,398
Professional fees	1,239,614	159,799
Travel expenses	903,067	226,288
Abandoned land acquisition costs	351,183	–
Provision for loan losses	1,775,029	–
General and administrative expenses	797,801	485,720

Total operating expenses	10,627,265	5,055,286

Loss from operations	(10,507,742)	(4,984,971)

Other income (expense):
Interest expense	(1,370,122)	(195,672)
Gain on extinguishment of debt	83,449	–
Foreign currency transaction gain	77,754	2,960
Total other expense	(1,208,919)	(192,712)

Loss before income taxes	(11,716,661)	(5,177,683)

Provision for income taxes	–	–

Net loss	$(11,716,661)	$(5,177,683)

Net loss per share - basic and diluted	$(0.26)	$(0.29)

Weighted average number of shares outstanding - Basic and Diluted	45,238,139	17,605,372

Net loss	$(11,716,661)	$(5,177,683)

Foreign currency translation loss	(1,644,468)	(441,739)

Total comprehensive loss	$(13,361,129)	$(5,619,422)

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,716,661)	$(5,177,683)
Adjustments to reconcile net loss to net cash used in operations:
Amortization	12,696	14,340
Stock based compensation	2,434,438	3,279,500
Stock issued in lieu of cash compensation	–	420,000
Amortization of debt issuance costs	340,784	52,544
Accretion of debt discount on convertible notes payable	102,958	22,001
Accretion of profit participation discount on convertible notes payable	65,714	14,043
Provision for loan losses	1,775,029	–
Gain on extinguishment of debt	(83,449)	–
Changes in operating assets and liabilities:
Notes receivable	(1,047,621)	(3,307,942)
Interest receivable	(31,580)	(68,079)
Prepaid interest	272,230	(324,396)
Acquisition deposit	(112,187)	–
Other current assets	(183,508)	(39,023)
Land and development costs	(3,935,039)	(5,431,448)
Deposits on land	(3,148,032)	–
Other assets	(39,288)	(67,153)
Accounts payable and accrued expenses	818,836	748,332
Net cash used in operating activities	(14,474,680)	(9,864,964)

Cash flows from investing activities:
Advance to related party	(185,061)	–
Investment in cost-method investee	–	(60,750)
Net cash used in investing activities	(185,061)	(60,750)

Cash flows from financing activities:
Amounts due to shareholder, net	–	(2,800)
Proceeds from the issuance of mortgage note payable	865,080	–
Proceeds from the issuance of loans payable	415,000	–
Proceeds from loans from related parties	284,643	–
Payments on loans from related parties	(86,475)	–
Proceeds from the issuance of convertible notes payable, net of cash issuance costs	–	4,768,955
Payments on convertible notes payable	(395,569)	–
Proceeds from issuance of notes payable, net of cash issuance costs	3,003,009	–
Proceeds from deposits for notes payable subscriptions, net of cash issuance costs	3,931,131	567,617
Payment of land loan	(1,160,865)	–
Proceeds from sale of common stock, net of cash issuance costs	7,666,949	5,400,487
Capital contribution from shareholder	–	379,015
Net cash provided by financing activities	14,522,903	11,113,274

Effect of exchange rate changes on cash	(184,765)	(441,739)

Net (decrease) increase in cash	(321,603)	745,821

Cash at beginning of year	745,821	–

Cash at end of year	$424,218	$745,821

Continued

ROI Land Investments Ltd. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2015	2014
Supplemental disclosure of cash flow information:

Cash paid for interest	$840,959	$410,135

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:

Acquisition of land held for development:
Land and development costs	$(3,350,000)	$(3,531,515)
Mortgage notes receivable	$–	$1,774,375
Notes receivable	$–	$596,275
Land loan	$3,350,000	$1,160,865

Common stock issued as debt discount:
Debt discount on convertible notes payable	$–	$(308,875)
Common stock	$–	$88
Additional paid in capital	$–	$308,787

Assumption of mortgage note payable:
Mortgage notes receivable	$(288,360)	$–
Interest receivable	$(12,973)	$–
Loans from related parties	$288,360	$–
Accrued interest	$12,973	$–

Accrued issuance costs:
Deferred debt issuance costs	$–	$(86,339)
Notes payable, net of debt discounts	$(43,205)	$–
Deposits on notes payable subscriptions	$(2,013)	$–
Additional paid in capital	$(162,353)	$(343,563)
Accounts payable and accrued expenses	$207,571	$429,902

Common stock issued for issuance costs:
Deferred debt issuance costs	$–	$(90,339)
Notes payable, net of debt discounts	$(46,804)	$–
Deposits on notes payable subscriptions	$(156,436)	$–
Additional paid-in capital (equity issuance costs)	$(392,254)	$(410,814)
Common stock	$69	$143
Additional paid-in capital	$595,425	$501,010

Common stock issued for payment of accrued expenses at December 31, 2014:
Accounts payable and accrued expenses	$(428,328)	$–
Common stock	$123	$–
Additional paid-in capital	$428,205	$–

Common shares cancelled:
Common stock	$(50)	$–
Additional paid-in capital	$(174,950)	$–
Accounts payable and accrued expenses	$175,000	$–

Profit participation discount on convertible notes payable:
Profit participation discount - convertible notes payable	$–	$(197,146)
Profit participation liability	$–	$197,146

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2015 and 2014

				Accumulated
			Additional	other		Total
	Common stock, Series A		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance, December 31, 2013	8,475,500	$848	$109,651	$–	$(122,525)	$(12,026)

Common stock issued for cash	17,683,638	1,768	6,170,606	–	–	6,172,374

Common stock subscribed for cash	575,715	58	217,442	–	–	217,500

Common stock issued for compensation	1,200,000	120	419,880	–	–	420,000

Common stock issued for services	9,370,000	937	3,278,563	–	–	3,279,500

Common stock issued for debt issuance costs	258,111	26	90,313	–	–	90,339

Common stock issued as debt discount	882,500	88	308,787	–	–	308,875

Common stock issued for equity issuance costs	1,173,755	117	410,697	–	–	410,814

Common stock issuance costs	–	–	(1,743,764)	–	–	(1,743,764)

Capital contribution from shareholder	–	–	379,015	–	–	379,015

Foreign currency translation loss	–	–	–	(441,739)	–	(441,739)

Net loss	–	–	–	–	(5,177,683)	(5,177,683)

Balance, December 31, 2014	39,619,219	$3,962	$9,641,190	$(441,739)	$(5,300,208)	$3,903,205

Common stock issued for cash	7,393,580	739	7,919,561	–	–	7,920,300

Common stock issued for services	2,186,745	219	1,648,659	–	–	1,648,878

Common stock issued for accrued consulting services as of December 31, 2014	1,224,242	123	428,205	–	–	428,328

Common stock issued for debt issuance costs	164,605	16	203,224	–	–	203,240

Common stock issued for equity issuance costs	527,006	53	392,201	–	–	392,254

Cancellation of share previously issued for services	(500,000)	(50)	(174,950)	–	–	(175,000)

Common stock issuance costs	–	–	(807,958)	–	–	(807,958)

Warrant expense	–	–	477,250	–	–	477,250

Stock option expense	–	–	308,310	–	–	308,310

Foreign currency translation loss	–	–	–	(1,644,468)	–	(1,644,468)

Net loss	–	–	–	–	(11,716,661)	(11,716,661)

Balance, December 31, 2015	50,615,397	$5,062	$20,035,692	$(2,086,207)	$(17,016,869)	$937,678

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 1 – Business and Going Concern

Business

ROI Land Investments Ltd. was incorporated in Nevada on December 13, 2007 under the name Conex MD, Inc.

ROI Land Investments Ltd. and Subsidiaries specializes in land development opportunities in North America and internationally. The Company's business model consists of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to established residential and commercial building developers. Our business model also consists of providing financing opportunities to qualified joint venture partners.

On November 15, 2013, the Company organized ROI DEV Canada Inc. (“ROI DEV”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI DEV was organized to acquire and manage land acquisitions in North America.

On November 3, 2015, the Company organized 9497846 Canada Inc. (“9497846 Canada”), a Canada corporation, as a wholly-owned subsidiary. 9497846 Canada was organized to provide management services to the Company’s operating companies. The subsidiary is currently inactive.

Going Concern

The Company has incurred net losses of $11,716,661 and $5,177,683 for the years ended December 31, 2015 and 2014, respectively, and has incurred cumulative losses since inception of $17,016,869. The Company has a deficit in working capital of $10,813,988 as of December 31, 2015 and used cash in operations of $14,474,680 for the year ended December 31, 2015. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of ROI Land Investments Ltd. and its wholly-owned Subsidiaries, ROI DEV Canada Inc. and 9497846 Canada Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 2 – Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain items on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014 have been reclassified to conform to the current period presentation. These reclassifications have no impact on the previously reported net loss.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, contingencies, as well as the recording and presentation of its common stock and related stock option issuances. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. At December 31, 2015 and 2014, the Company had no cash equivalents.

Concentration of Credit Risk

The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits (Canada Deposit Insurance Corporation). The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Other Assets, net

Other assets at December 31, 2015 consisted of website setup costs and publicity campaign costs and are recorded at cost and construction in progress for leasehold improvements while other assets at December 31, 2014 consisted solely of website setup costs and publicity campaign costs. Amortization expense of $12,696 and $14,340 for the years ended December 31, 2015 and 2014, respectively, on these other assets is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives as follows:

Website setup	5 years
Publicity campaign	3 years

Deposits on Land

Deposits and other acquisition and investment pursuit costs related to deals in progress as of the reporting date are included in the consolidated balance sheets as deposits on land. These costs will be capitalized as part of the original investment upon closing of the purchase of the related investment or, to the extent that such costs have not been recovered, expensed at the time the decision is made not to proceed with the investment.

Fair Value of Financial Instruments

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 based on the degree to which fair value is observable:

Level 1 - fair value measurements are those derived from quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 2 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

Level 3 - fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. The Company applied the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 820 “Fair Value Measurement” for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP. The Company has no bifurcated derivative instruments at December 31, 2015 and 2014.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of the conversion options embedded in the debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company has not recorded any beneficial conversion feature as of December 31, 2015 and 2014 as the embedded conversion options in its notes payable do not meet the firm commitment criterion as described under applicable U.S. GAAP.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company has recorded no impairment during the years ended December 31, 2015 and 2014.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company treats stock-based transactions with its non-employee directors as if they were employees.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 2 – Summary of Significant Accounting Policies (Continued)

Stock Based Compensation (Continued)

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity (deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues common stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of such common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to common stock issued for services.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.  The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.  Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The Company adopted the provisions of ASC Topic 740 “Income Taxes”, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2015 and 2014. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

The Company intends to prepare and file overdue federal tax returns for 2007 through 2015, which are anticipated to be completed and filed by the end of fiscal 2016.

Revenue Recognition

The development time of our properties is generally more than one year from when development of the property begins, although some properties may take less than one year to complete. Revenues and cost of revenues from these property sales are recorded at the time each property parcel is delivered and title and possession are transferred to the buyer.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 2 – Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Income from the sales of mortgage notes receivable are recognized at the date ownership of the note is transferred and includes agreed upon profit participation, if any.

Interest income on notes and mortgage notes receivable are recognized when earned per the terms of the applicable note agreements.

Real Estate-Related Debt Investments

Real estate-related debt investments will be considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. Management will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management will be required in this analysis. We will consider the estimated net recoverable value of the debt investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination may be based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the debt investment, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each debt investment will be maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition will be suspended for a debt investment at the earlier of the date at which payments become past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired debt investment is in doubt, all payments will be applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired debt investment is not in doubt, contractual interest will be recorded as interest income when received, under the cash basis method, until an accrual is resumed when the debt investment becomes contractually current and performance is demonstrated to be resumed. A debt investment will be written off when it is no longer realizable or is legally discharged.

Foreign Currency Translation and Transactions

The U.S. Dollar is the functional currency of the Company while the Canadian Dollar is the functional currency of the Company’s two subsidiaries. Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of stockholders’ equity and other comprehensive income.

Foreign currency transaction gains of $77,754 and $2,960 resulting from transactions denominated in foreign currencies are included in results of operations for the years ended December 31, 2015 and 2014, respectively.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. As of December 31, 2015, the exchange rate between U.S. Dollars and Canadian Dollar was U.S. $1.00 = CAD 1.3872, and the weighted average exchange rate for the year then ended was U.S. $1.00 = CAD 1.3389. As of December 31, 2014, the exchange rate between U.S. Dollars and Canadian Dollar was U.S. $1.00 = CAD 1.1630, and the weighted average exchange rate for the year then ended was U.S. $1.00 = CAD 1.0870.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

As of December 31, 2015 and 2014, there were $4,860,479 and $5,339,497 of convertible notes payable which are convertible at a 10% discount to the market price of our common stock and convertible into approximately 4,084,000 and 3,490,000 shares, respectively. At December 31, 2015, there were 6,957,250 stock options outstanding. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of loss per share.

Note 3 – Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”)”, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2015-17, Income Taxes (Topic 740): “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this standard is expected to have no impact on the Company’s consolidated financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company adopted ASU 2015-03 in 2015 and it did not have a material effect on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which provides guidance in evaluating entities for inclusion in consolidations. ASU 2015-02 is effective for fiscal years beginning after December 15, 2016. The adoption of ASU 2015-02 is not expected to have a material effect on its consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 3 – Recently Issued Accounting Pronouncements (Continued)

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, “Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements”. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has adopted ASU 2014-15 for its fiscal year ended December 31, 2015. The adoption of ASU 2014-15 did not have a material effect on its consolidated financial statements.

Note 4 – Notes Receivable

On June 17, 2014, ROI DEV entered into a Framework Agreement with Coast to Coast Holdings, Inc. (“CTC”), a Canadian Construction corporation. Under the terms of the agreement, ROI DEV will provide funding to CTC in the form of notes payable and mortgage notes payable for property development projects, and provide financial and real estate advisory services, for a period of up to ten years. ROI DEV has the right to make the loan or not and each individual loan will be evidenced by its own promissory note with terms agreed upon by the parties. The Framework Agreement was terminated as of December 31, 2014.

Mortgage notes receivable and notes receivable due from CTC consisted of the following at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Note	Reserve for		Note	Reserve for
Notes	Face Vale	Loan Loss	Note, net	Face Vale	Loan Loss	Note, net

Mortgage Notes:

3320 Kenney St., BC	$443,354	$–	$443,354	$184,879	$–	$184,879

Unsecured Notes:

1015-1050 Nalabila Blvd, BC	$1,012,237	$(1,012,237)	$–	$–	$–	$–

3320 Kenney St., BC	630,788	(630,788)	–	752,413	–	752,413

	$1,643,025	$(1,643,025)	$–	$752,413	$–	$752,413

Mortgage Notes

At December 31, 2015 and 2014, the Company had a mortgage note receivable outstanding with CTC for $154,994 and $184,879, respectively, (CAD 215,000). The note bears interest at 8% per annum and was due on the earlier of (i) December 30, 2015 or (ii) the date upon which the subject property is sold by CTC. The mortgage note is in default at December 31, 2015; however, it is collateralized by a mortgage on the property. As of December 31, 2015 and 2014, $18,759 and $3,809 of interest receivable was accrued on the loan.

During the year ended December 31, 2015, the Company assumed a second mortgage note due to a related party by CTC and CTC agreed to reimburse the Company for the full amount of the mortgage and accrued interest due thereon. The loan bears interest at 6% per annum and is due April 13, 2016. The amount of the mortgage loan due from CTC at December 31, 2015 is $288,360 (CAD 400,000). As of December 31, 2015, $16,718 of interest receivable was accrued on the loan.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 4 – Notes Receivable (Continued)

Unsecured Notes

On December 31, 2015 and 2014, the Company had an unsecured note receivable outstanding with CTC for $630,788 and $752,413, respectively, (CAD 875,000). The note bears interest at 8%, was due December 30, 2015 and is in default as of December 31, 2015. The funding from the note was used for the development and construction on the property for which the Company has two mortgage notes receivable. As CTC has not responded to requests for payment on the notes and has not provided any evidence of the use of funds, the Company has fully reserved against this note for loan loss, as well as $52,986 (CAD 73,500) of accrued interest, as of December 31, 2015.

During the year ended December 31, 2015, the Company loaned CTC $1,012,237 (CAD 1,404,130) in the form of unsecured notes for the development of one of its properties. The notes bear interest at 8% per annum and were due December 30, 2015. The notes are in default at December 31, 2015. As CTC has not responded to requests for payment on the notes and has not provided any evidence of the use of funds, the Company has fully reserved against these notes for loan loss, as well as $56,162 (CAD 67,314) of accrued interest, as of December 31, 2015.

Note 5 – Acquisition Deposit, Related Party

On September 10, 2015, the Company agreed to acquire 14,400 shares of Capital Evolution Groupe SAS (“CEG”), a French limited liability company, for $112,187 (€100,000). The Company’s President, Philippe Germain, is a shareholder of CEG. The acquisition closed on January 12, 2016. As of December 31, 2015, the $112,187 paid for the investment was classified as an acquisition deposit in the accompanying consolidated balance sheet.

Note 6 – Land and Development Costs

Land and development costs consist of the following projects at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Property / Project	USD	CAD	USD	CAD

Beauport, BC	$4,567,218	$6,335,438	$5,431,448	$6,316,372

840 Graham Avenue, Terrace, BC	233,275	323,589	266,569	310,000

3304 Kenney Street, Terrace, BC	727,711	1,009,448	842,541	979,812

4922 Park Avenue, Terrace, BC	570,808	791,799	665,266	773,655

1015-1050 Nalabila Blvd, Kitimat, BC	1,529,141	2,121,155	1,757,139	2,043,423

Evans, Colorado	7,169,847	–	–	–

	$14,798,000		$8,962,963

On March 24, 2014, the Company’s wholly-owned Subsidiaries, ROI DEV, executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport Project”. Per the terms of the Agreement, the total cost of the purchase was $5,085,210 (CAD 5,913,723), of which $257,970 (CAD 300,000) was tendered upon execution as a firm initial deposit, with the remaining balance of $4,827,240 (CAD 5,613,723) was to be paid on or before June 1, 2014. As the balances were not paid by June 1, 2014, the Company and 9284-0784 Quebec Inc. agreed to extend the due date and the Company paid additional deposits totaling $730,915 (CAD 850,000) and fees to extend the payment date of the transaction of $201,827 (CAD 234,709), which have been capitalized as part of the cost of the project. The Company’s CEO, Sebastien Cliche, owns 16.67% of 9284-0784 Quebec Inc.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 6 – Land and Development Costs (Continued)

On October 14, 2014, ROI DEV closed on the purchase of the land. The total cost of the purchase was $5,287,037 (CAD 6,148,432). From October 14, 2014 through December 31, 2014, the Company has incurred an additional $144,411 (CAD 167,940) of project development costs and has been capitalized as a part of the project resulting in a balance in the project of $5,431,448 (CAD 6,316,372) at December 31, 2014. During the year ended December 31, 2015, $13,745 (CAD 19,066) was incurred and capitalized to the project resulting in a balance in the project of $4,567,218 (CAD 6,335,438) at December 31, 2015.

On June 14, 2014, ROI DEV agreed to fund CTC a total of $266,569 (CAD 310,000) for a property development project known as 840 Graham Street, Terrace, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the mortgage note receivable and the Framework Agreement was terminated. During the year ended December 31, 2015, $9,796 (CAD 13,589) was incurred and capitalized to the project resulting in a balance in the project of $233,275 (CAD 323,589) at December 31, 2015.

On August 15, 2014, ROI DEV agreed to fund CTC a total of $842,541 (CAD 979,812) for a property development project known as 3304 Kenney Street, Terrace, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the mortgage note receivable and the Framework Agreement was terminated. During the year ended December 31, 2015, $21,365 (CAD 29,636) was incurred and capitalized to the project resulting in a balance in the project of $727,711 (CAD 1,009,448) at December 31, 2015.

On September 15, 2014, ROI DEV agreed to fund CTC a total of $665,266 (CAD 773,655) for a property development project known as 4922 Park Avenue, Terrace, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the mortgage note receivable and the Framework Agreement was terminated. During the year ended December 31, 2015, $13,080 (CAD 18,144) was incurred and capitalized to the project resulting in a balance in the project of $570,808 (CAD 791,799) at December 31, 2015.

During the year ended December 31, 2015, ROI DEV agreed to fund CTC a total of $596,274 (CAD 693,423) on a property development project known as 1015-1050 Nalabila Blvd, Kitimat, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the note receivable and the Framework Agreement was terminated. Additionally, the Company has agreed to assume the additional purchase liability for the property of $1,160,865 (CAD 1,350,000), for a total project cost of $1,757,139 (CAD 2,043,423) at December 31, 2014. The purchase liability was paid on April 22, 2015. During the year ended December 31, 2015, $56,037 (CAD 77,732) was incurred and capitalized to the project resulting in a balance in the project of $1,529,141 (CAD 2,121,155) at December 31, 2015.

On May 21, 2015, the Company entered into an agreement to acquire approximately 250 acres of land in Montgomery, Texas for $8,300,000, subject to due diligence and final acceptance within 120 days from the date of the agreement by the Company. A deposit of $84,000 was paid on May 21, 2015 and the Company incurred additional costs of $33,314 during the year ended December 31, 2015. As of December 31, 2015, the Company’s management decided to not pursue the land acquisition and wrote off $117,314 abandoned land acquisition costs.

On June 9, 2015, the Company closed on the purchase of 220 acres of land in Evans, Colorado for a purchase price of $6,700,000. During the period from June 9, 2015 to December 31, 2015, the Company incurred $17,876 of closing costs and $451,971 of development costs on the property, resulting in a balance of $7,169,847 at December 31, 2015. See Note 8 -- Notes and Loans Payable.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 6 – Land and Development Costs (Continued)

On July 9, 2015, the Company entered into a memorandum of understanding with PNC Investments LLC, a UAE corporation, for the potential purchase of 433,000 square feet of land in the Sobha Hartland district of Dubai, United Arab Emirates. The total acquisition price is $29,488,000 (AED 108,281,250). During the year ended December 31, 2015, the Company paid a total of $2,801,205 (AED 10,286,305) in nonrefundable deposits to PNC Investments LLC and incurred evaluation and design costs of $346,827 (AED 1,273,583) for a total balance of $3,148,032 at December 31, 2015 and is included in the accompanying consolidated balance sheet as deposits on land. The acquisition is subject to customary closing conditions, including the Company’s ability to obtain financing. As a result, there can be no assurance that the acquisition will occur as contemplated or at all.

On September 3, 2015, the Company entered into an agreement to acquire an additional approximately 16 acres of land in Evans, Colorado for $2,250,000, subject to due diligence and final acceptance within 21 days from the date of the agreement by the Company and to be closed within 75 days from the date of the agreement. The seller and the Company entered into an extension of the agreement until November 30, 2015. Deposits of $233,869 were paid by Company during the year ended December 31, 2015. As of November 30, 2015, the Company’s management decided to not pursue the land acquisition and wrote off $233,869 as abandoned land acquisition costs.

Note 7 – Investment in Cost-Method Investee

On August 1, 2014, the Company acquired a 2% interest in Society Louisette Memories SARL for $60,750 (EUR 50,000). Society Louisette Memories SARL owns a land development project in Louisette (Paca), France. The land consists of 226,000 square feet to be sub-divided into 30 residential properties. The Company is a co-investor with Rome Finance Group and Capital Evolution Group SAS. The balance of the investment at December 31, 2015 is $56,080 (EUR 50,000).

Note 8 – Notes and Loans Payable

Convertible Notes Payable

Convertible notes payable consist of the following at December 31, 2015 and 2014:

	December 31, 2015
			Issuance	Profit
	Principal	Debt	Costs	Participation	Net
Beauport Note Series	Amount	Discount, net	Discount, net	Discount, net	Amount

Series A Convertible	$1,200,000	$(58,875)	$(98,757)	$(90,010)	$952,358

Series B Convertible	2,421,479	–	(206,457)	–	2,215,022

Series C Convertible	874,000	(125,041)	(71,934)	–	677,025

Series D Convertible	365,000	–	(30,057)	(27,379)	307,564

	$4,860,479	$(183,916)	$(407,205)	$(117,389)	4,151,969

Less current portion, net of discounts					1,259,922

Convertible notes payable, net of discounts, noncurrent					$2,892,047

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 8 – Notes and Loans Payable (Continued)

	December 31, 2014
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

All series of the notes contain provisions that allow for a) pro rata prepayments of the notes by the Company in the event of sales of parcels of the Beauport Property, b) a call option by the Company to prepay the note at any time prior to the six month anniversary of the closing date of the note which includes a 15% premium in the form of the Company’s common stock, and c) an option of the noteholder to convert the note into shares of the Company’s common stock at a 10% discount to the average market price of the Company’s common stock during the thirty days’ trading period preceding the date of conversion. The Company has not recorded any beneficial conversion feature as of December 31, 2015 as the embedded conversion options in its notes payable do not meet the firm commitment criterion as described under applicable U.S. GAAP. The Company has the option to extend the maturity date of the notes up to a period of 18 months.

For the Series A and Series D notes only, the noteholders have an option to call for immediate redemption in full or in part by the Company at a price which the Company shall reasonably determine as being the “fair market value” of the applicable note. As these notes can be immediately redeemable at the option of the noteholder, they have been classified as current liabilities in the accompanying consolidated balance sheets at December 31, 2015.

The convertible notes are collateralized by the Beauport property acquired by ROI DEV.

The convertible notes contain certain financial and other covenants. As of December 31, 2014 and as a result of the Company's going concern disclosure, the Company was unable to remain in compliance with a covenant arising under all of its convertible note agreements. The total of $5,339,497 of long-term debt was subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2014. On April 27, 2015, the Company received written consent of waiver of the default from the required noteholders (greater than 50% of the noteholders in principal amount pari passu) and the applicable covenant was removed to ensure it will not be triggered in the future. As such, the amount representing the long-term portion of the notes payable, $2,892,047, net of discounts, has been classified as noncurrent liabilities as of December 31, 2015.

Beauport Series A Convertible Notes

On October 14, 2014, the Company issued $1,200,000 of its Series A convertible notes payable to three investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017. A total of 282,500 shares of the Company’s common stock were issued in conjunction with the notes to the noteholders at a fair value of $98,875 ($0.35 per share) based on the price of shares sold to investors. The $98,875 was recorded as a discount to the notes and $7,042 and $32,958 of the discount has been accreted as interest expense for the years ended December 31, 2014 and 2015, respectively, resulting in an unamortized discount of $58,875 at December 31, 2015 which will be amortized over the next 22.5 months.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 8 – Notes and Loans Payable (Continued)

Beauport Series A Convertible Notes (Continued)

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at December 31, 2015 and 2014 was estimated to be $1,127,172 and $1,345,244, respectively, based on management’s estimates as of December 31, 2015 and a third-party valuation as of December 31, 2014, of which, $151,165 is the pro rata share of the Series A noteholders and was recorded as a discount to the notes. $10,767 and $50,388 of the discount has been accreted as interest expense for the years ended December 31, 2014 and 2015, respectively, resulting in an unamortized discount of $90,010 at December 31, 2015 which will be amortized over the next 22.5 months.

The effective interest rate for the Series A convertible notes was 21.6% and 21.4% for the years ended December 31, 2015 and 2014, respectively.

Beauport Series B Convertible Notes

On October 14, 2014, the Company issued $2,900,497 of its Series B convertible notes payable to thirty-three investors for cash. The notes bear interest at 8% per annum and are due October 14, 2017. During the year ended December 31, 2015, the Company redeemed notes totaling $479,018 note from two noteholders, under a pre-existing agreement with the noteholder, for 360,000 Euro ($395,569), resulting in a gain from the extinguishment of the debt of $83,449.

The effective interest rate for the Series B convertible notes was 13.8% and 12.5% for the years ended December 31, 2015 and 2014, respectively.

Beauport Series C Convertible Notes

On October 14, 2014, the Company issued $874,000 of its Series C convertible notes payable to an investor for cash. The note bears interest at 10% per annum and is due October 14, 2017. A total of 600,000 shares of the Company’s common stock were issued in conjunction with the note to the noteholder at a fair value of $210,000 ($0.35 per share) based on the price of shares sold to investors. The $210,000 was recorded as a discount to the note and $14,959 and $70,000 of the discount has been accreted as interest expense for the years ended December 31, 2014 and 2015, respectively, resulting in an unamortized discount of $125,041 at December 31, 2015 which will be amortized over the next 22.5 months.

The effective interest rate for the Series C convertible notes was 22.6% and 22.4% for the years ended December 31, 2015 and 2014, respectively.

Beauport Series D Convertible Notes

On October 14, 2014, the Company issued $365,000 of its Series D convertible notes payable to five investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at December 31, 2014 and 2015 was estimated to be $1,127,172 and $1,345,244, respectively based on management’s estimates as of December 31, 2015 and a third-party valuation as of December 31, 2014, of which, $45,981 is the pro rata share of the Series D noteholders and was recorded as a discount to the notes. $3,276 and $15,326 of the discount has been accreted as interest expense for the years ended December 31, 2014 and 2015, respectively, resulting in an unamortized discount of $27,379 at December 31, 2015 which will be amortized over the next 22.5 months.

The effective interest rate for the Series D convertible notes was 18.9% and 18.7% for the years ended December 31, 2015 and 2014, respectively.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 8 – Notes and Loans Payable (Continued)

Interest on Beauport Convertible Notes Payable

As a condition of the convertible note agreements, the Company has placed the first year’s interest in escrow with an agent who made monthly interest payments to the noteholders on the Company’s behalf. A total of $410,135 was funded to the escrow agent during the year ended December 31, 2014 and an additional amount of $173,827 was funded during the year ended December 31, 2015. The escrow agent paid a total of $85,739 to noteholders during the year ended December 31, 2014 and $446,091 during the year ended December 31, 2015, resulting in a balance of prepaid interest of $52,132 at December 31, 2015.

During the years ended December 31, 2014 and 2015, $103,121 and $449,535, respectively, of interest was accrued and expensed on the notes and $85,739 and $446,091, respectively, was paid by the escrow agent, resulting in a remaining accrual of $17,382 and $20,826 at December 31, 2014 and 2015.

Debt Issuance Costs on Beauport Convertible Notes Payable

During the year ended December 31, 2014, the Company paid cash of $570,543, issued 258,111 shares of its common stock at a fair value of $90,339 ($0.35 per share) based on the price of shares sold to investors, and had recorded 246,683 shares of common stock to be issued as a liability at a fair value of $86,338 ($0.35 per share) based on the price of shares sold to investors, for a total of $747,220 of debt issuance costs recorded as a debt discount to the convertible notes. $52,544 and $287,471 has been amortized as interest expense during the years ended December 31, 2014 and 2015, respectively, resulting in a balance of debt issuance costs discount of $694,676 and $407,205 at December 31, 2014 and 2015, respectively, which will be amortized over the next 22.5 months.

Notes Payable

Notes payable consisted of the following at December 31, 2015:

	December 31, 2015
		Issuance
	Principal	Costs	Net
Note Series	Amount	Discount, net	Amount

Kitimat Series A	$2,442,830	$(167,904)	$2,274,926

Kitimat Series B	473,117	–	473,117

Terrace Series A	722,178	(38,529)	683,649

	$3,638,125	$(206,433)	3,431,692

Less current portion			–

Notes payable, net of discounts, noncurrent			$3,431,692

There were no notes payable at December 31, 2014.

All series of the notes contain provisions that allow for a) pro rata prepayments of the notes by the Company in the event of sales of parcels of the respective project and b) a call option by the Company to prepay the note at any time prior to the six month anniversary of the closing date of the note. The Company also has the option to extend the maturity date of the notes up to a period of 18 months.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 8 – Notes and Loans Payable (Continued)

Kitimat Series A Notes

On May 8, 2015, the Company issued $2,442,830 of its Kitimat Series A notes payable to twenty-nine investors for cash. The notes bear interest at 8% per annum, are due May 8, 2018, and are collateralized by a secured interest in the Kitimat property. The Series A notes contain an option by the Company to prepay the notes on a pro rata basis in the event of sales of the Kitimat project in an amount equal to twenty-five percent (25%) of the net profits realized on such sales.

The effective interest rate for the Series A notes was 10.9% for the year ended December 31, 2015.

Kitimat Series B Notes

On May 8, 2015, the Company issued $473,117 of its Kitimat Series B notes payable to two investors for cash. The notes bear interest at 8% per annum, are due May 8, 2018, and are collateralized by a secured interest in the Kitimat property. The Series B notes contain an option by the Company to prepay the notes on a pro rata basis in the event of sales of the Kitimat project in an amount equal to fifty percent (50%) of the net profits realized on such sales.

The effective interest rate for the Series B notes was 8.0% for the year ended December 31, 2015.

Terrace Series A Notes

On July 17, 2015, the Company issued $824,416 (CAD 1,001,774) of its Terrace Series A notes payable to six investors for cash. The notes bear interest at 8% per annum, are due July 17, 2018, and are collateralized by a secured interest in the Terrace property. The Series A notes contain an option by the Company to prepay the notes on a pro rata basis in the event of sales of the Terrace project in an amount equal to twenty-five percent (25%) of the net profits realized on such sales.

The effective interest rate for the Series B notes was 9.3% for the year ended December 31, 2015.

Interest on Notes Payable

As a condition of the note agreements, the Company shall place the first year’s interest in escrow with an agent who will make monthly interest payments to the noteholders on the Company’s behalf. A total of $194,416 was funded to the escrow agent during the year ended December 31, 2015.

During the year ended December 31, 2015, $180,372 of interest was accrued and expensed on the notes and $194,382 was paid by the escrow agent, resulting in a remaining accrual of $(14,010) at December 31, 2015.

Debt Issuance Costs on Notes Payable

During the year ended December 31, 2015, the Company paid cash of $169,737 and has recorded 117,921 shares of common stock to be issued as a liability at a fair value of $90,009 ($0.76 per share) based on the price of shares sold to investors, for a total of $259,746 of debt issuance costs recorded as a debt discount to the notes. $53,313 has been amortized as interest expense during the year ended December 31, 2015 resulting in a balance of debt issuance costs discount of $206,433 at December 31, 2015 which will be amortized over the next 28 months.

Land Loans

At December 31, 2014, the Company agreed to assume CTC’s land loan on the Kitimat property in the amount of $1,160,865 (CAD 1,350,000). The loan was fully paid on April 22, 2015.

On June 8, 2015, in connection with the acquisition of the Evans, Colorado property (see Note 6 – Land and Development Costs), the Company issued a promissory note in the amount of $3,350,000 to the seller. The note is due June 5, 2016, is collateralized by the property and bears interest at 6% per annum. At December 31, 2015, $115,017 of interest has been accrued and $100,525 has been paid resulting in a balance of accrued interest of $14,492.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 8 – Notes and Loans Payable (Continued)

Mortgage Note Payable

On October 9, 2015, the Company entered into a mortgage loan agreement for $937,170 (CAD 1,300,000). At closing, the Company returned $72,090 (CAD 100,000) to the lender as a reduction of the principal resulting in a balance of $865,080 (CAD 1,200,000) at December 31, 2015. The loan bears interest at 20% per annum and was due December 9, 2015. On December 29, the Company and the lender entered into an extension agreement on the loan of three months until March 13, 2016 for a fee of $21,870 (CAD 30,000) and on March 15, 2016 the Company and lender entered into a second extension agreement of an additional three months until June 13, 2016 for a fee of $7,930 (CAD 11,000). The loan is collateralized by first rank mortgages on the Company’s Kenney Street and Park Avenue properties and second rank mortgages on its Kitimat and Beauport properties and is guaranteed by the Company’s CEO and President. The Company incurred and paid $31,785 (CAD 43,333) of interest expense for the year ended December 31, 2015.

Loans Payable

During the year ended December 31, 2015, the Company borrowed a total of $415,000 from Valescore Ltd., a Swiss company. The loans are unsecured, bear interest at 8% per annum and are due at various dates beginning January 1, 2016. On April 2, 2016, the due dates of all of the notes were extended to December 30, 2016 by the lender. $5,150 of interest expense has been accrued on the loans for the year ended December 31, 2015.

Deposits on Notes Payable Subscriptions

To fund the development of the Company’s projects, the Company is seeking subscriptions for up to a total of $13,000,000 for new series of notes payable, to be described as “BC Series 2”, “Colorado”, and “Dubai”. As of December 31, 2015, the terms and provisions of the notes are yet to be determined and, as such, the deposits have been classified as current liabilities in the accompanying consolidated balance sheet. As of December 31, 2015 and 2014, the Company has received deposits of $3,741,821 and $567,617 net of issuance costs of $284,673 and $-0-, respectively, for subscriptions for the future notes.

Profit Participation Liability

The Beauport Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at December 31, 2015 and 2014 is estimated to be $1,127,172 and $1,345,244, based on a third-party valuation as of December 31, 2014 and management’s estimates as of December 31, 2015, of which, $197,146 is the pro rata share of the Beauport Series A and D noteholders and is recorded as a profit participation liability as of December 31, 2015 and 2014, respectively.

Debt Maturities

Future debt maturities are as follows:

December 31,
2016	$5,116,608
2017	4,860,479
2018	3,638,125

Total	$13,615,212

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 9 – Related Party Transactions

The Company leases a corporate apartment from Philippe Germain, the Company’s Co-President, on a month-to-month basis. Monthly rental is $675 and total rent paid for the year ended December 31, 2015 was $8,100.

The Company leases a corporate apartment from Louise Gagner on a month-to-month basis. Ms. Gagner is the mother of Philippe Germain. Monthly rental is $1,000 and total rent paid for the year ended December 31, 2015 was $12,000.

During the year ended December 31, 2015, the Company entered into multiple loan agreements with LMM Group LTD. (“LMM”), a Swiss company, and received a total of $248,168. The notes are unsecured, bear interest at 8% per annum and are due at various dates beginning January 1, 2016. Philippe Germain is the sole shareholder of LMM. On December 10, 2015, $150,000 of the notes was assigned to 8010609 Canada Inc. Philippe Germain is also the sole shareholder of 8010609 Canada Inc. The balance of the loans from LMM at December 31, 2015 is $98,168. $6,150 of interest was accrued on the loans at December 31, 2015.

On December 10, 2015, LMM assigned $150,000 of their notes to 8010609 Canada Inc. On the same date, the Company paid $50,000 of the note. On October 29, 2015, 8010609 Canada Inc. loaned the Company an additional $36,475 which was repaid on November 20, 2015. The notes are unsecured, bear interest at 8% per annum and are due on December 30, 2016. The balance of the loans from 8010609 Canada Inc. at December 31, 2015 is $100,000. $667 of interest was accrued on the loans at December 31, 2015.

On October 13, 2015, the Company assumed a second mortgage note due to 9202 4462 Quebec Inc. of $288,360 (CAD 400,000). The owner of 9202 4462 Quebec Inc. is a shareholder of the Company. The loan is secured by a second rank mortgage on a property owned by CTC, bears interest at 6% per annum and is due April 13, 2016. $3,745 of interest was accrued on the loan at December 31, 2015.

The aggregate amount above due to related parties at December 31, 2015 was $486,528.

During the year ended December 31, 2015, the Company advanced a total of $185,061 to CEG. Philippe Germain is a shareholder of CEG. The advances are unsecured, non-interest bearing and due on demand. On September 10, 2015, the Company agreed to acquire 14,400 shares of CEG for $112,187 (€ 100,000). The acquisition closed on January 12, 2016.

On December 20, 2015, the Company agreed to acquire 144,459 shares of CEG for $1,575,686 (€ 1,444,590) from Philippe Germain, subject to completion of due diligence by the Company and official registration of the shares in France. The shares to be acquired will bring the Company’s interest in CEG to 58% once the transaction is final. On April 5, 2016, the total consideration for the shares was adjusted to $551,490 (€ 505,607) by mutual agreement between the parties. The acquisition is expected to close in the second quarter of 2016.

During the year ended December 31, 2015, the Company paid $257,573 and issued 149,004 shares of its common stock valued at $150,484, to Acadian Advisors and Associates (“Acadian”) for equity and debt issuance costs. Acadian is a subsidiary of CEG. In addition, the Company owes $148,271 to Acadian as of December 31, 2015. There are no offset provisions with the amounts due from CEG.

During the year ended December 31, 2015, the Company paid $156,286 and has accrued 58,949 shares of its common stock valued at $45,218 to be issued, to Rome Finance Investissement (“Rome”) for equity and debt issuance costs. Rome is a subsidiary of CEG.

During the year ended December 31, 2015, the Company paid $30,000 to Maxim Cliche, the brother of Sebastien Cliche, the Co-President and COO of the Company, for consulting services.

During the year ended December 31, 2014, the Company paid $86,983 to Cliche Investments LLC for consulting services. Sebastien Cliche is the sole member of Cliche Investments LLC.

During the year ended December 31, 2014, the Company paid $45,500 to 8010609 Canada Inc. for consulting services.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 9 – Related Party Transactions (Continued)

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

On December 3, 2014, the Company issued 100,000 shares to its former Director, Robert Boisjoli. The shares were valued at $35,000 or $0.35 per share, based on historical sales of the Company’s restricted common stock to investors.

Note 10 – Stockholders’ Equity

Authorized Capital

On November 12, 2015, the Company filed an amendment to its articles of incorporation to increase its authorized capital to 160,000,000 authorized shares of Series A Common Stock at $0.0001 par value, 40,000,000 authorized shares of Series B Common Stock at $0.0001 par value, and 50,000,000 authorized shares of Preferred Stock at par value of $0.0001 per share. Series A common shares have equal voting rights, are non-assessable and have one vote per share while Series B common shares have no voting rights. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Common Stock

During the year ended December 31, 2015, the Company received cash of $7,666,949, net of cash issuance costs, for 7,393,580 shares of its common stock. During the year ended December 31, 2014, the Company received cash of $5,400,487, net of cash issuance costs, for 17,683,638 shares of its common stock of which 575,715 shares were issued subsequent to December 31, 2014.

During the year ended December 31, 2015, the Company issued 2,186,745 shares of common stock for consulting services from twelve individuals or entities. The shares were valued at an average price of $0.75, based on the price of shares sold to investors, for a total of $1,648,878 and have been charged to operations for the year ended December 31, 2015. During the year ended December 31, 2014, the Company issued 9,370,000 shares of common stock for consulting services from seventeen individuals or entities. The shares were valued at $0.35, based on the price of shares sold to investors, for a total of $3,279,500 and have been charged to operations for the year ended December 31, 2014.

During the year ended December 31, 2015, the Company issued 1,224,242 shares of common stock to consultants for accrued consulting services at December 31, 2014. The shares were valued at $0.35, based on the price of shares sold to investors, for a total of $428,328.

During the year ended December 31, 2015, the Company issued 527,006 shares of common stock for commissions to multiple parties for equity issuance costs. The shares issued were valued at an average price of $0.74, based on the price of shares sold to investors, for a total of $392,254. In addition, the Company paid cash of $253,351 for issuance costs, for a total of $645,605, which has been charged to additional paid in capital as of December 31, 2015.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 10 – Stockholders’ Equity (Continued)

Common Stock (Continued)

During the year ended December 31, 2014, the Company issued 1,173,755 shares of common stock ($410,814), and had 981,609 shares issuable ($343,563), for commissions to multiple parties for equity issuance costs. The shares issued and issuable were valued at $0.35, based on the price of shares sold to investors, for a total of $754,377. In addition, the Company paid cash of $1,122,148 for issuance costs, for a total of $1,876,525, which has been charged to additional paid in capital as of December 31, 2014.

During the year ended December 31, 2015, the Company issued 164,605 shares of common stock for commissions to multiple parties for debt issuance costs. The shares issued were valued at an average price of $1.23, based on the price of shares sold to investors, for a total of $203,240.

During the year ended December 31, 2014, the Company issued 258,111 shares of common stock, or $90,339, and had 246,683 shares issuable, or $86,339, for commissions to multiple parties for debt issuance costs. The shares issued and issuable were valued at $0.35, based on the price of shares sold to investors, for a total of $176,678. The issuable shares are included in accounts payable and accrued expenses on the December 31, 2014 balance sheet.

On November 9, 2015, the Company cancelled 500,000 shares previously issued to a consultant for non-performance by the consultant under the consulting agreement.

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

2015 Equity Incentive Plan

On September 8, 2015, the Company’s board of directors approved and adopted the ROI Land Investments Ltd. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by a majority of stockholders of the Company on November 9, 2015. The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. The following summarizes activity under the 2015 Plan for the year ended December 31, 2015:

Shares approved for issuance at plan inception	20,000,000

Options granted in 2015	(695,000)

Options cancelled in 2015	695,000

Balance at December 31, 2015	20,000,000

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 10 – Stockholders’ Equity (Continued)

2015 Equity Incentive Plan (Continued)

During the year ended December 31, 2015, the Company issued options to purchase a total of 695,000 shares of the Company’s common stock to four employees. The options were cancelled on November 16, 2015 as the related employment agreements were cancelled. The options vested immediately, had contractual lives of three years and were valued at an average grant date fair value of $0.14 per option, or $97,300, using the Black-Scholes Option Pricing Model with the following assumptions:

Expected term	1.5 years
Expected volatility	17.5%
Risk-free interest rate	.92% - 1.06%
Dividend yield	0.00

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of December 31, 2015, $97,300 was charged to operations.

Non Plan Options

During the year ended December 31, 2015, the Company issued certain stock options outside of the 2015 Plan. The following summarizes non-Plan option activity for the year ended December 31, 2015:

				Weighted
	Common Stock Options Outstanding			average
	Employees and			exercise
	Directors	Non-employees	Total	price

Options granted	500,000	6,457,250	6,957,250	$1.51

Balance at December 31, 2015	500,000	6,457,250	6,957,250	$1.51

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at December 31, 2015:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$0.35	500,000	1.75	$0.35	$575,000	350,000	$0.35	$402,500

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

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 10 – Stockholders’ Equity (Continued)

Non Plan Options (Continued)

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of December 31, 2015, $17,754 was charged to operations and $2,246 of unrecognized compensation costs related to stock options. The Company expects to recognize those costs over a weighted average period of 0.4 years as of December 31, 2015.

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at December 31, 2015:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$0.35	25,000	1.75	$0.35	$28,750	25,000	$0.35	$28,750
$0.75	300,000	4.17	$0.75	$225,000	60,000	$0.75	$45,000
$1.50	122,250	0.48	$1.50	$–	122,250	$1.50	$–
$1.65	6,010,000	9.86	$1.65	$–	–	$1.65	$–
	6,457,250		$1.60	$253,750	207,250	$1.14	$73,750

During the year ended December 31, 2015, the Company issued options to purchase a total of 6,457,250 shares of the Company’s common stock to various consultants and investors. These options have contractual lives of six months to ten years and were valued at an average grant date fair value of $0.44 per option, or $2,831,530, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock Price	$0.35 to $1.50
Expected term	.5 to 10 years
Expected volatility	17.3% to 21.1%
Risk-free interest rate	0.64% to 2.36%
Dividend yield	0.00

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of December 31, 2015, $193,256 was charged to operations and $2,637,624 of unrecognized compensation costs related to stock options. The Company expects to recognize those costs over a weighted average period of 2.81 years as of December 31, 2015.

Warrants

During the year ended December 31, 2015, the Company issued warrants to purchase a total of 1,325,000 shares of the Company’s common stock at exercise prices ranging from $0.35 to $0.75 to four individuals for consulting services. $477,250 was charged to operations for the year ended December 31, 2015. On September 30, 2015, all of the warrants were cancelled by mutual agreement between the parties. Accordingly, no future expense will be recognized.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 11 – Income Taxes

No provision was made for income taxes for the years ended December 31, 2015 and 2014 as the Company had cumulative operating losses.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended December 31,
	2015	2014

United States statutory corporate income tax rate	34.0%	34.0%
Effect of Canadian income tax rates	-2.2%	-0.2%
Permanent differences	0.1%	0.0%
Change in valuation allowance	-31.9%	-33.8%

Provision for income tax	-%	-%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	December 31,
	2015	2014
Deferred income tax assets:

Net operating loss carry forwards	$4,827,780	$1,772,080
Stock based compensation	668,600	(1,900)
Valuation allowance	(5,496,380)	(1,770,180)

Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $3,726,200 and $1,751,800 for the years ended December 31, 2015 and 2014, respectively.

At December 31, 2015, the Company has net operating loss carry forwards of approximately $11,468,000 in the United States, which expire commencing 2033. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions. The Company also has a net operating loss carry forward in Canada of $3,388,000 which expire commencing 2021.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2015, but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and Canada. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 12 – Commitments and Contingencies

The Company has entered into certain consulting agreements which call for introduction fees to be paid to the consultants for capital received by the Company from investors introduced by the consultants. The fees range from i) 2% in common stock to ii) 13% in cash and 10% in common stock of the amounts received by the Company.

The Company’s Series A and Series D convertible notes payable contain a premium payment to the noteholder on each sale of the Beauport property in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport property sold. Based on management’s estimates as of December 31, 2015, the potential profit in the property at December 31, 2015 is estimated to be $1,127,172, of which, $197,146 is the pro rata share of the Series A and D noteholders and is recorded as a profit participation liability and as discounts to the convertible notes payable as of December 31, 2015. The potential profit will be re-measured on a quarterly basis and adjusted.

On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in four properties acquired by CTC and had relieved CTC from any further obligation of notes receivable from CTC. Under the agreement, the Company is obligated to pay CTC a commission equal to 50% of the net profits earned on the sale of the properties. Under the terms of the agreement, CTC has committed to purchase the properties within thirty-six months from the date of the agreement at specified prices.

On March 11, 2015, the Company entered into an agreement with Artizan Interior design (“Artizan”), a UAE corporation, whereby Artizan will provide project management and technical coordination services for its project in the Sobha Hartland district of Dubai, United Arab Emirates. The services of Artizan began October 1, 2015 at a monthly fee of $85,000 for a term of the development stage of the project until the handover of the project to the developer

On May 13, 2015, the Company and LNG Canada Development Inc. (“LNG Canada”) have entered into an agreement for the Company to develop apartment and townhouse units in Kitimat, British Columbia. LNG Canada will lease the units. The agreement is for five years and calls for the Company to construct housing for LNG Canada’s workforce in a phased approach. In the first phase of the housing project, the Company is expected to build 35 apartments and 9 townhouses in Kitimat, and the first phase is projected to be completed by December 31, 2016. There is no assurance that the first phase of the project will be completed by December 31, 2016 if required funding is not obtained.

On July 9, 2015, the Company entered into a memorandum of understanding with PNC Investments LLC, a UAE corporation, for the potential purchase of approximately 433,000 square feet of land in the Sobha Hartland district of Dubai, United Arab Emirates. The total acquisition price is $29,488,000 (AED 108,281,250). As of April 12, 2016, the Company has made a total of $3,701,205 (AED 13,591,200) in non-refundable payments to PNC Investments LLC leaving a balance of $25,786,795 (AED 94,690,050) . The acquisition is subject to customary closing conditions, including the Company’s ability to obtain financing. As a result, there can be no assurance that the acquisition will occur as contemplated or at all.

Legal Matters

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 12 – Commitments and Contingencies (Continued)

Legal Matters (Continued)

On August 6, 2015, Mrs. Gloria Julie Couillard and Tekno Forme (“Plaintiffs”) filed a complaint naming CTC, its President, ROI DEV Canada (the Company’s wholly-owned subsidiary), Philippe Germain and Sebastian Cliché as co-defendants claiming unpaid fees of $207,638. On September 2, 2015, a default judgement was served against CTC. CTC and its President are applying to set aside the default judgement against them and the Company is opposing the Plaintiff’s notice of Application. The Plaintiff has filed a lien on the Company’s Canadian properties in the amount of $207,638. Because of the uncertainties as to outcome of the matter, no amounts have been recorded by the Company.

On September 14, 2015, the Company received a notification from the American Arbitration Association (“AAA”) of a Request for Mediation, dated September 8, 2015, filed by Seth Shaw, pursuant to a mediation and arbitration clause contained in a Consulting Agreement allegedly entered into between the Company and Seth Shaw on May 1, 2014. The Company executed such agreement but believes that that Seth Shaw failed to perform under said agreement. Mr. Shaw believes that the agreement is valid and in effect. The Company and Mr. Shaw met in mediation on February 22, 2016 with no resolution achieved. The parties are awaiting a date for arbitration.

The matter under dispute is 500,000 shares of the Company’s Common Stock which were to be issued to Mr. Shaw pursuant to such agreement. A certificate for such shares was issued but never delivered to Mr. Shaw, because the Company cancelled the Agreement for failure to perform. In mid-October, attorneys for Mr. Shaw unilaterally attempted to induce the Company’s transfer agent to issue a replacement certificate. However, the transfer agent reported this to the Company, and the Company has instructed the transfer agent not to comply with Mr. Shaw’s wishes. The Company has cancelled the shares and recorded a liability for the value of the shares of $175,000 and is included in accounts payable and accrued expenses in the consolidated balance sheet at December 31, 2015. The Company intends to vigorously defend itself from any claims by Mr. Shaw for such shares.

Note 13 – Subsequent Events

From January 1, 2016 through April 12, 2016, the Company issued 2,201,385 shares of its common stock for cash received of $2,111,704.

From January 1, 2016 through April 12, 2016, the Company issued 43,333 shares of its common stock for consulting services from two individuals or entities. The shares were valued at $1.19, based on the closing market price as quoted by OTC Markets, Inc. on the date of issuance, for a total of $51,566.

From January 1, 2016 through April 12, 2016, the Company received $67,260 as deposits for its Colorado Series A notes payable. The terms of the notes and the commitment date have not yet been established as of April 12, 2016.

From January 1, 2016 through April 12, 2016, the Company received $54,450 as deposits for its Colorado Series B notes payable. The terms of the notes and the commitment date have not yet been established as of April 12, 2016.

From January 1, 2016 to April 12, 2016, the Company entered into two loan agreements with Philippe Germain, its president totaling $135,760. The loans are unsecured, due in ninety days and bear interest at 8% per annum. The funds were used for working capital purposes.

From February 11, 2016 to April 12, 2016, the Company received $1,761,774 for 1,174,516 shares of its common stock yet to be issued at April 12, 2016.

On March 1, 2016, the Company issued 121,961 shares of its common stock in conversion of $150,000 of its Kitimat Series A notes payable. The shares were valued at $1.23, based on the closing market price as quoted by OTC Markets, Inc. on the date of conversion.

On September 10, 2015, the Company agreed to acquire 14,400 shares of CEG for $112,187 (€ 100,000). The acquisition closed on January 12, 2016.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 13 – Subsequent Events (Continued)

On January 15, 2016, the Company entered into a Client Representative Consultancy Agreement for Consultancy and Site Supervision Services with Artizan Interior Design LLC (“Artizan”), a UAE corporation, whereby Artizan will provide two separate services. The agreement contains a $5,000,000 contract for the architectural design of the project. Payment terms for the architectural design are 25% upon the commencement of work, 25% upon the Dubai Municipality initial approval, 25% upon the Dubai municipality final approval, and 25% upon receiving required work permits from the Dubai Municipality. The agreement also includes $4,000,000 site supervision services. Payment terms for the site supervision services are 10% upon commencement of work and the remainder in equal payment over 30 months.

On January 19, 2016, the Company entered into a three-year Consulting Agreement (the “Consulting Agreement”) with SF International Consulting Limited (“SF”), to obtain the services of Dr. Slim Feriani (“Dr. Feriani”), who the Company then named as its Chief Investment Officer (“CIO”). Pursuant to the terms of the Consulting Agreement, SF or Dr. Feriani will be paid a $100,000 signing bonus, and $50,000 a month for the duration of the Consulting Agreement. In addition, SF or Dr. Feriani will receive 23,333 shares of ROI common stock and a five-year stock option to purchase 750,000 shares of the Company’s common stock at the price of $1.50 a share. Such option will vest annually at 250,000 shares a year. In addition, SF or Dr. Feriani will receive each quarter during the term of the Consulting Agreement a five-year option to purchase 250,000 shares of the Company’s common shares at a price which is 110% of the last subscription price. Each such option will vest annually in equal amounts of 83,333 shares (83,334 shares on the third anniversary).

On January 19, 2016, the Company entered into a three-year Mutual Engagement Agreement with Gulf Central Agency Assets Management Ltd. (“GCA”), pursuant to which GCA will provide the Company with advice on a non-exclusive basis on securing financing of ROI’s foreign real estate ventures. GCA will be paid £25,000 per month, payable quarterly, and a success fee equal to 4% of the principal amount of any investments which GCA arranges with foreign investors. Dr. Feriani is the Chairman of GCA.

On January 24, 2016, the company organized ROI Land Investments FZ (“ROI FZ”), a UAE corporation as a wholly-owned subsidiary. ROI FZ was organized to acquire and manage land acquisitions and development in Dubai.

Effective February 7, 2016, the Company’s wholly-owned subsidiary, ROI Land Investments FZ entered into a Development Sale and Purchase Agreement (the “Agreement”) with PNC Investments LLC, a UAE corporation, for the purchase of approximately 433,000 square feet of land in the Sobha Hartland district of Dubai, United Arab Emirates. The total acquisition price is $29,488,000 (AED 108,281,250). As of April 12, 2016, the Company has made a total of $3,701,205 (AED 13,591,200) in non-refundable payments to PNC Investments LLC leaving a balance of $25,786,795 (AED 94,690,050). The acquisition is subject to customary closing conditions, including the Company’s ability to obtain financing. As a result, there can be no assurance that the acquisition will occur as contemplated or at all.

On February 24, 2016, the Company entered into a Memorandum of Agreement (“MOA”) with Alternative Strategy Partners Pte. Ltd., a Singapore limited company (“ASP”), pursuant to which ASP is willing to invest at least $3.5 million, and at ASP’s discretion up to $5 million, in ROI’s Dubai Sobha Hartland Acquisition and Development Project (the “Project”), in exchange for an issuance of bonds designed for ASP (the “Bonds”). The Bonds shall be a special series designed for ASP, shall mature three years from the date of issuance and shall bear interest at 8% per annum, and will be secured by a lien upon the First Plot, subordinated to loans from banks or other institutional lenders, and other bonds upon the Project, if such a lien is determined to be valid and enforceable under Dubai law; otherwise, the Bonds shall be secured by a lien, similarly subordinated, upon all of the stock of the ROI Land Investments Ltd. which is the beneficial owner of the Project. Through April 12, 2016, $1,500,000 has been received.

In the event that, by May 24, 2016, the Closing Documents have not been agreed upon and executed, and the Bonds issued to ASP, then ASP may, at its sole discretion, either (a) extend that deadline as it sees fit, or (b) convert all or a part of the Initial Investment and Second Investment hereunder to Common Stock of ROI, at a rate of one share per One U.S. Dollar ($1.00), or (c) have all or a part of the Second Investment (but not the Initial Investment) refunded to ASP by the escrow agent in cash wired to a designated bank account specified by ASP.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

Note 13 – Subsequent Events (Continued)

In addition, the holders of the Bonds shall be entitled to receive a Profits Participation of the first of the three plots comprising the Project which the ROI shall designate for initial development (the “First Plot”). The Profits Participation shall equal all net profits upon sale of the First Plot, after all costs of acquisition, development and ongoing costs and expenses of maintenance and the sale itself (collectively, the “Project Costs”), computed in accordance with International Financial Reporting Standards, multiplied by the Profits Percentage between 35% and 50% depending upon the final level of investment in the Bonds.

The Company has agreed to pay ASP, at the time of the release from escrow of the Second Investment, cash commissions equal to Four Percent (4%) on the funds invested by ASP in the Initial Investment and Second Investment, and also shall issue to ASP shares of ROI’s Common Stock at a rate of one share per $1.50 for every Four Percent (4%) of the funds invested by ASP in the Initial Investment and Second Investment.

On March 2, 2016, the Company entered into a Client Representative Consultancy Agreement with Artizan Design Consultancy FZ (“Artizan”), a UAE corporation, whereby Artizan will provide construction and engineering design services for its project in the Sobha Hartland district of Dubai, United Arab Emirates. The services of Artizan began in March 2016 for a total fee of $1,200,000 in payments of 50% upon the commencement of work, 25% upon the approval of the design package from relevant authorities, and 25% upon the completion of all design services as agreed and approved by the Company.

On March 17, 2016, the company organized ROI Land Investments Swiss AG (“ROI Swiss”), a Swiss corporation as a wholly-owned subsidiary. ROI Swiss was organized to provide investor relations services to the Company’s investors and potential investors in Europe.

On March 18, 2016, the Board of Directors appointed Dr. Slim Feriani as Chief Financial Officer and appointed Dr. Feriani and Martin Scholz as directors.

On March 23, 2016, the company organized ROI Securitisation SA, a Luxembourg corporation as a wholly-owned subsidiary. ROI Securitisation SA was organized to sell debt securities in Europe to fund the Company’s land and real estate projects.

On April 5, 2016, the Board of Directors appointed Dr. Sami Chaouch as Chief Executive Officer, Sebastien Cliche as Co-President and Chief Operating Officer and Philippe Germain as Co-President.

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

None.

Item 9a. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13(a)-15(e)/15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2015, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our management has concluded that, as of December 31, 2015, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based upon the framework in Internal Control –Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2015, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2015:

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

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2015, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company intends to add additional independent directors to the board and appoint an audit committee.

•	The Company intends to hire additional accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•	Upon the hiring of additional accounting personnel, the Company intends to develop and maintain adequate written accounting policies and procedures.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described above during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers And Corporate Governance

The following table includes information with respect to all persons serving as executive officers and directors as of the date of this Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions

Sami Chaouch, Phd.	51	Executive Chairman of the Board of Directors, Chief Executive Officer

Sebastien Cliche	32	Co-President, Chief Operating Officer and Director

Philippe Germain	32	Co-President and Director

Slim Feriani	50	Executive Vice President, Chief Financial Officer, Chief Investment Officer, and Director

Martin Scholz	38	Executive Vice President and Director

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

Sami Chaouch

Dr. Sami Chaouch was elected as a Director of the Company on August 19, 2014 and was appointed Chairman of the Board of Directors and Interim Chief Financial Officer on May 4, 2015 and as Executive Chairman on September 8, 2015. On March 18, 2016, Dr. Chaouch resigned from his position of Interim Financial Officer with the appointment of Slim Feriani as CFO and on April 5, 2016, he was appointed Chief Executive Officer. Dr. Chaouch obtained a business administration degree from HEC Carthage, in Tunisia and both an Undergraduate degree and a PhD. in Finance from the University Paris-Dauphine. After finishing his studies in 1990, Dr. Chaouch went on to work at many high profile jobs from 1991-2009 (at locations ranging from Paris and Cairo) before becoming a Senior Advisor and M&A head for TQS TV Group in Montreal. Throughout his career Dr. Chaouch has worked on such different sectors as Tourism and Waste Management as well as specializing in Finance, Investment Banking and Media.

Sebastien Cliche

Mr. Sebastien Cliche is a co-founder of the Company and was elected as a director of the Company on September 17, 2013 and was appointed as our Chief Executive Officer on May 19, 2014. On April 5, 2016, Mr Cliche resigned from his position as Chief Executive Officer and was appointed as Co-President and Chief Operating Officer. Mr. Cliche is a real estate developer and is currently involved in several development projects in Quebec City. In the last 10 years, Mr. Cliche contributed to the development of more than 500 residential units and commercial properties. He is also a General Partner in Azur & Capital Real Estate Fund - Quebec.

Philippe Germain

Mr. Philippe Germain is a co-founder of the Company. He was appointed as our President on August 19, 2014 and was appointed as a director on September 25, 2015. He became Co-President on April 15, 2016. Previous to his position with the Company, Mr. Germain was CEO and co-founder of Azur & Capital Fund LP, (“Azur”) a land and construction bridge fund specializing in Eastern Canada. Mr. Germain was responsible for securing capital from private and institutional investors.

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

Slim Feriani

Dr. Slim Feriani was appointed as our Executive Vice President- Finance and Investments and Chief Financial Officer and Director on March 18, 2016. Dr. Feriani previously served as Chief Investment Officer of the Company since January of 2016. He currently also serves as non-executive Chairman of London based Gulf Central Agency Asset Management. Prior to joining the Company, he was Managing Partner and CEO of London based MENA Capital. He held the roles of Executive Chairman, CEO and Chief Investment Officer at London based Advance Emerging Capital (later renamed as Aberdeen Emerging Capital -- AEC) between 2005 and 2014, where he managed emerging markets funds and the pioneering frontier markets fund that he launched in 2007. During his tenure at AEC, Dr. Feriani analyzed and invested in several traditional and alternative funds across all asset classes operating in over 50 countries. He is fluent in English, French and Arabic.

Martin Scholz

Mr. Martin Scholz was appointed as our Executive Vice President and Director on March 18, 2016.  Mr. Scholz previously served as Chief Sales Officer of the Company since October 2015. Prior to joining the Company, Mr. Scholz was a qualified financial consultant at Deutsche Bank for 20 years and a regional director for the independent sales force. While at Deutsche Bank, Mr. Scholz managed a team of financial advisors and he was responsible for providing a range of financial and real estate planning services to individuals and families. Mr. Scholz was also responsible for the acquisition of new private and business clients, organizational planning, strategic management and advising entrepreneurs on how to successfully develop their business. He is fluent in English and German.

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

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1933 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Significant Employees and Consultants

Our officers and directors are not employees of the Company. The three officers are independent contractors/consultants to the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the regulations of the Securities and Exchange Commission (the "Commission") thereunder require the Company's Executive Officers and Directors, and persons who own more than 10% of the outstanding Common Stock, to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such forms they file.

Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2015, all of its Executive Officers, Directors, and 10% stockholders complied with the filing requirements applicable to them, except that Dr. Chaouch failed to filed a Form 4 or Form 5 with respect to the options granted to him under his Consulting Agreement, which were approved by the shareholders on November 9, 2015, Mr. Cliche failed to filed a Form 4 or Form 5 with respect to the options granted to him under his Consulting Agreement, which were approved by the shareholders on November 9, 2015, and Mr. Germain failed to filed a Form 4 or Form 5 with respect to the options granted to him under his Employment Agreement, which were approved by the shareholders on November 9, 2015, and two private sales of common stock.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

				Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
				(1)	(1)	(2)
Sami Chaouch, Chairman of	2015	$–	$–	$–	$940,000	$185,000	$1,125,000
the Board of Directors and Chief Executive Officer	2014	$–	$–	$–	$–	$–	$–

Sebastien Cliche, Co-President	2015	$–	$–	$–	$940,000	$177,500	$1,117,500
and Chief Operating Officer	2014	$–	$–	$525,000	$–	$86,983	$611,983

Philippe Germain,	2015	$–	$–	$–	$940,000	$177,500	$1,117,500
Co-President	2014	$–	$–	$525,000	$–	$45,500	$570,500

(1)	Stock and option awards are valued based on the aggregate fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718.
(2)	Other compensation represents consulting payments made to the officer.

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2015:

Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards: Number of shares underlying unexercised unearned options	Option exercise price $	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $

Sami Chaouch,	–	2,000,000	–	1.65	11/9/2025	–	–	–	–

Sebastien Clich	–	2,000,000	–	1.65	11/9/2025	–	–	–	–

Philippe Germain	–	2,000,000	–	1.65	11/9/2025	–	–	–	–

Risk Assessment of Compensation Program

In August 2015, management assessed our compensation program for the purpose of reviewing and considering any risks presented by our compensation policies and practices that are likely to have a material adverse effect on us.

As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, annual short-term incentive compensation, long-term incentive compensation and severance arrangements. Management's risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to us that could arise from our compensation program.

Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on us and reported the results of the assessment to the Compensation Committee.

Employment Agreements

Effective August 1, 2015, we entered into Consulting Agreements with each of the three officers. The agreement may be terminated by either party with or without cause, provided that we must provide 90-days’ notice if we terminate the agreement without cause. Under each consulting agreement, the officer is entitled to a base salary of $300,000 per year and a cash bonus equal to 1.25% of EBITDA as determined by management based on the year-end audited financial statements of the Company. Additionally, each officer was granted non-qualified stock options to purchase up to 2,000,000 shares of the Company’s Class A Common Stock under the Company’s 2015 Equity Incentive Plan, which 2,000,000 shares is equal to 10.0 percent of the total number of shares which may be issued under the 2015 Stock Incentive Plan. Subsequent grants will be determined by the Board. In the event the Company terminates an officer’s consulting agreement without “cause” the Company has agreed to pay him a lump-sum severance amount equal to (1) three years of base salary, plus (2) the greater of (a) the annual cash bonus for the year of termination and (b) the highest bonus paid in the preceding three years. If the officer is terminated by the Company without cause within 36 months after a change in control then the shall be entitled to receive, in lieu of the foregoing termination payment, an amount equal to his average annual compensation during the three years preceding the tax year in which the date of termination occurs, multiplied by two.

Equity Compensation Plans

The following table provides information regarding the Company’s equity compensation plans at December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	–	$ –	–

Equity compensation plans not approved by security holders	6,957,250	$ 1.51	–

Total	6,957,250	$ 1.51	–

Director Compensation

The following table sets forth director compensation for the years ended December 31, 2015 and 2014:

		Fees Earned	Stock	Option	All Other
Name	Year	in Cash	Awards	Awards	Compensation	Total
			(1)		(2)
Dr. Sami Chaouch	2015	$–	$–	$–	$–	$–
	2014	$–	$35,000	$–	$10,000	$45,000

Sebastien Cliche	2015	$–	$–	$–	$–	$–
	2014	$–	$–	$–	$–	$–

Philippe Germain	2015	$–	$–	$–	$–	$–
	2014	$–	$–	$–	$–	$–

(1)	Stock awards are valued based on the aggregate fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718.
(2)	Other compensation represents consulting payments made to the director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of March 31, 2016 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

		Amount and
		Nature of
	Title of Stock	Beneficial	Percent of
Name of Beneficial Owner (3)	Class	Owner (1)	Class (2)

Sebastien Cliche (5) (6)	Common Stock	1,500,000	2.77%

Philippe Germain (5) (6)	Common Stock	1,500,000	2.77%

Sami Chaouch (5) (6)	Common Stock	100,000	0.18%

Slim Feriani (4) (5) (6)	Common Stock	1,273,333	2.30%

Martin Scholz (5) (6)	Common Stock	1,001,634	1.85%

Alternative Strategy Partners Pte. Ltd.	Common Stock	2,722,573	5.03%

Oxbow Enterprises Limited	Common Stock	2,676,191	4.94%

All Directors and Officers as a Group (5 persons)	Common Stock	5,374,967	9.70%

(1)	"Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.
(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 54,156,592 shares of Common Stock outstanding as of March 31, 2016, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.
(3)	Unless otherwise indicated, the address of each person listed is c/o ROI Land Investments Ltd., 999 Maisonneuve Blvd. West, Suite 750, Montreal, Quebec H3A 3L4
(4)	Includes 1,250,000 stock options exercisable within 60 days of March 31, 2016
(5)	Indicates Director.
(6)	Indicates Officer.

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

On March 24, 2014, the Company’s wholly-owned Subsidiaries, ROI DEV, executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport Project”. Per the terms of the Agreement, the total cost of the purchase was $5,085,210 (CAD 5,913,723. The Company’s CEO and director, Sebastien Cliche, owns 16.67% of 9284-0784 Quebec Inc.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a) (15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meets the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

Certain Relationships and Related Transactions

On March 24, 2014, the Company’s wholly-owned Subsidiaries, ROI DEV, executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport Project”. Per the terms of the Agreement, the total cost of the purchase was $5,085,210 (CAD 5,913,723. The Company’s COO and director, Sebastien Cliche, owns 16.67% of 9284-0784 Quebec Inc.

The Company leases a corporate apartment from Philippe Germain, the Company’s Co-President, on a month-to-month basis. Monthly rental is $675 and total rent paid for the year ended December 31, 2015 was $8,100.

The Company leases a corporate apartment from Louise Gagner on a month-to-month basis. Ms. Gagner is the mother of Philippe Germain. Monthly rental is $1,000 and total rent paid for the year ended December 31, 2015 was $12,000.

During the year ended December 31, 2015, the Company entered into multiple loan agreements with LMM Group LTD. (“LMM”), a Swiss company, and received a total of $248,168. The notes are unsecured, bear interest at 8% per annum and are due at various dates beginning January 1, 2016. Philippe Germain is the sole shareholder of LMM. On December 10, 2015, $150,000 of the notes was assigned to 8010609 Canada Inc. Philippe Germain is also the sole shareholder of 8010609 Canada Inc. The balance of the loans from LMM at December 31, 2015 is $98,168.

On December 10, 2015, LMM assigned $150,000 of their notes to 8010609 Canada Inc. On the same date, the Company paid $50,000 of the note. On October 29, 2015, 8010609 Canada Inc. loaned the Company an additional $36,475 which was repaid on November 20, 2015. The notes are unsecured, bear interest at 8% per annum and are March 9, 2016. The balance of the loans from 8010609 Canada Inc. at December 31, 2015 is $100,000.

On October 13, 2015, the Company assumed a second mortgage note due to 9202 4462 Quebec Inc. of $288,360 (CAD 400,000). The owner of 9202 4462 Quebec Inc. is a shareholder of the Company. The loan is secured by a second rank mortgage on a property owned by CTC, bears interest at 6% per annum and is due April 13, 2016.

During the year ended December 31, 2015, the Company advanced a total of $185,061 to Capital Evolution Groupe SAS (“CEG”), a French limited liability company. Philippe Germain is a shareholder of CEG. The advances are unsecured, non-interest bearing and due on demand. On September 10, 2015, the Company agreed to acquire 14,400 shares of CEG for $112,187 (€ 100,000). The acquisition closed on January 12, 2016.

On December 20, 2015, the Company agreed to acquire 144,459 shares of CEG for $1,575,686 (€1,444,590) from Philippe Germain, subject to completion of due diligence by the Company and official registration of the shares in France. The shares to be acquired will bring the Company’s interest in CEG to 58% once the transaction is final. On April 5, 2016, the total consideration for the shares was adjusted to $551,490 (€ 505,607) by mutual agreement between the parties. The acquisition is expected to close in the second quarter of 2016.

During the year ended December 31, 2015, the Company paid $257,573 and issued 149,004 shares of its common stock valued at $150,484, to Acadian Advisors and Associates (“Acadian”) for equity and debt issuance costs. Acadian is a subsidiary of CEG.

During the year ended December 31, 2015, the Company paid $156,286 and has accrued 58,949 shares of its common stock valued at $45,218 to be issued, to Rome Finance Investissement (“Rome”) for equity and debt issuance costs. Rome is a subsidiary of CEG.

During the year ended December 31, 2015, the Company paid $30,000 to Maxime Cliche, the brother of Sebastien Cliche, the COO and director of the Company, for consulting services.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for professional services rendered by Marcum LLP and Weinberg & Baer LLC, with respect to the audits of our 2015 and 2014 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	For the Year Ended
	December 31,
	2015	2014
Audit Fees and Audit Related Fees - Marcum LLP	$125,000	$124,000
Audit Fees and Audit Related Fees - Weinberg & Baer LLC	–	9,000
Tax Fees	–	–
All Other Fees	–	–

Total	$125,000	$133,000

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

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 3.1	Amended and Restated Articles and Incorporation (1)
Exhibit 3.2	Bylaws of the Registrant (2)
Exhibit 10.1	Real Property Purchase Contract between ROI DEV Canada Inc. and 9284-0784 Quebec Inc., dated March 24, 2014 (3)
Exhibit 10.2	Lease Agreement between ROI DEV Canada Inc. and LNG Canada Development Inc., dated March 15, 2015 (4)
Exhibit 10.3	Bill of Sale, Warranty Deed and Promissory Note between ROI Dev Canada Inc. and Great Northern Properties, LLLP, dated June 4, 2015 (5)
Exhibit 10.4	Property Contract between ROI Land Investments Ltd. and 4 S Inv., J. Randall Steele and Sheri Steele Lathrop, dated October 20, 2015 (6)
Exhibit 10.5	Consulting Agreement between ROI Land Investments Ltd. and SF International Consulting Limited, dated January 19, 2016 (7)
Exhibit 10.6	Mutual Agreement between ROI Land Investments Ltd. and Gulf Central Agency Assets Management, dated January 19, 2016 (7)
Exhibit 10.7	Binding Memorandum of Agreement between ROI Land Investments Ltd. and Alternative Strategy Partners Ptd. Ltd, dated February 25, 2016 (8)
Exhibit 10.8	Form of Consulting Agreement between the Company and each of Sebastien Cliche, Philippe Germain and Dr. Sami Chaouch. (9)
Exhibit 21.1	Subsidiaries of the Company*
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer*
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer*
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Schema Document*
Exhibit 101.CAL	XBRL Calculation Linkbase Document*
Exhibit 101.DEF	XBRL Definition Linkbase Document*
Exhibit 101.LAB	XBRL Label Linkbase Document*
Exhibit 101.PRE	XBRL Presentation Linkbase Document*

(1) Incorporated by reference to the Company’s report on Form 10-Q filed on November 18, 2015.

(2) Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 27, 2011.

(3) Incorporated by reference to the Company’s Report on Form 8-K, filed on March 31, 2014.

(4) Incorporated by reference to the Company’s Report on Form 8-K, filed on May 21, 2015.

(5) Incorporated by reference to the Company’s Report on Form 8-K, filed on June 15, 2015.

(6) Incorporated by reference to the Company’s Report on Form 8-K, filed on October 26, 2015.

(7) Incorporated by reference to the Company’s Report on Form 8-K, filed on January 26, 2016.

(8) Incorporated by reference to the Company’s Report on Form 8-K, filed on March 2, 2016.

(9) Incorporated by reference to the Company’s Definitive Proxy Statement filed on October 20, 2015 (attached as Appendix C thereto).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Sami Chaouch	April 12, 2016
Sami Chaouch, Principal Executive Officer	Date

/s/ Slim Feriani	April 12, 2016
Slim Feriani, Principal Financial Officer	Date

/s/ John Wittler	April 12, 2016
John Wittler, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sami Chaouch	April 12, 2016
Sami Chaouch, Chief Executive Officer and Chairman of the Board of Directors	Date

/s/ Philippe Germain	April 12, 2016
Philippe Germain, Co-President and Director	Date

/s/ Sebastien Cliche	April 12, 2016
Sebastien Cliche, Co-President, Chief Operating Officer and Director	Date

/s/ Slim Feriani	April 12, 2016
Slim Feriani, Chief Financial Officer, Executive Vice President – Finance and Investments, and Director	Date

/s/ Martin Scholz	April 12, 2016
Martin Scholz, Executive Vice President and Director	Date

