Form 10-Q
period 2016-03-31
ROI LAND INVESTMENTS LTD
filed 2016-05-23
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________

FORM 10-Q

_________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-54368

_____________________________________

ROI LAND INVESTMENTS LTD.

(Exact name of registrant as specified in its charter)

_____________________________________

Nevada	26-1574051
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

999 Maisonneuve Blvd. West, Suite 750 Montreal, Quebec	H3A 3L4
(Address of principal executive offices)	(Zip Code)

(888) 351-7004

(Registrant’s telephone number, including area code)

_____________________________________

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

As of May 23, 2016, the registrant had 54,250,564 shares of its Common Stock, $0.0001 par value, outstanding.

ROI LAND INVESTMENTS LTD.

FORM 10-Q

MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROI Land Investments Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets:
Cash	$344,347	$424,218
Mortgage notes receivable	474,288	443,354
Advances to related party	285,075	185,061
Interest receivable, net of allowance for loan losses of $116,991 as of March 31, 2016 and December 31, 2015	45,903	35,504
Prepaid interest	52,176	52,166
Acquisition deposit, related party	–	112,187
Other current assets	300,660	222,531
Total current assets	1,502,449	1,475,021

Other assets:
Land and development costs	15,445,314	14,798,000
Deposits on land	–	3,148,032
Investments in cost-method investees	168,267	56,080
Other assets, net	214,493	73,293
Total other assets	15,828,074	18,075,405

Total assets	$17,330,523	$19,550,426

See accompanying notes to condensed consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,146,279	$1,973,512
Convertible notes payable, net of debt discounts, current	1,189,459	1,259,922
Land loans	3,350,000	3,350,000
Mortgage note payable	794,641	865,080
Loans payable	415,000	415,000
Loans from related parties	539,177	486,528
Deposits on notes payable subscriptions, net of issuance costs	5,038,413	3,741,821
Profit participation liability	197,146	197,146
Total current liabilities	13,670,115	12,289,009

Other liabilities
Convertible notes payable, net of debt discounts, noncurrent	2,948,080	2,892,047
Notes payable, net of debt discounts	3,353,665	3,431,692

Total liabilities	19,971,860	18,612,748

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, 50,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Common stock, Series A, 160,000,000 shares authorized, par value $0.0001, 52,982,079 and 54,417,231 shares issued and outstanding at March 31, 2016 and 50,615,397 shares issued and outstanding at December 31, 2015, respectively	5,442	5,062
Common stock, Series B, 40,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Additional paid-in capital	25,203,666	20,035,692
Accumulated other comprehensive loss	(1,582,122)	(2,086,207)
Accumulated deficit	(26,268,323)	(17,016,869)
Total stockholders' equity	(2,641,337)	937,678

Total liabilities and stockholders' equity	$17,330,523	$19,550,426

See accompanying notes to condensed consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenue:
Interest income, net	$7,727	$18,995

Operating expenses:
Compensation	177,482	20,111
Consulting fees	2,849,718	2,109,266
Professional fees	416,842	72,229
Travel expenses	367,882	109,394
Terminated deal costs	4,548,032	–
General and administrative expenses	290,595	72,934

Total operating expenses	8,650,551	2,383,934

Loss from operations	(8,642,824)	(2,364,939)

Other income (expense):
Interest expense	(472,711)	(265,070)
Gain on extinguishment of debt	–	74,091
Foreign currency transaction loss	(135,919)	(66,670)
Total other expense	(608,630)	(257,649)

Loss before income taxes	(9,251,454)	(2,622,588)

Provision for income taxes	–	–

Net loss	$(9,251,454)	$(2,622,588)

Net loss per share - basic and diluted	$(0.18)	$(0.07)

Weighted average number of shares outstanding - Basic and Diluted	52,621,247	40,047,624

Net loss	$(9,251,454)	$(2,622,588)

Foreign currency translation gain (loss)	504,085	(715,849)

Total comprehensive loss	$(8,747,369)	$(3,338,437)

See accompanying notes to condensed consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,251,454)	$(2,622,588)
Adjustments to reconcile net loss to net cash used in operations:
Amortization	3,143	3,447
Stock based compensation	1,221,335	1,944,746
Amortization of debt issuance costs	78,487	106,736
Accretion of debt discount on convertible notes payable	25,669	25,387
Accretion of profit participation discount on convertible notes payable	17,998	16,204
Terminated deal costs	4,548,032	–
Gain on extinguishment of debt	–	(74,091)
Changes in operating assets and liabilities:
Notes receivable	–	(375,678)
Interest receivable	(7,727)	(12,738)
Prepaid interest	(10)	50,459
Other current assets	(78,129)	(139,613)
Land and development costs	(115,068)	–
Deposits on land	(1,400,000)	–
Other assets	(142,972)	(396,413)
Accounts payable and accrued expenses	172,767	(330,621)
Net cash used in operating activities	(4,927,929)	(1,804,763)

Cash flows used in investing activities:
Advance to related party	(100,014)	–

Cash flows from financing activities:
Payments on mortgage note payable	(130,800)	–
Proceeds from loans from related parties	103,488	–
Payments on loans from related parties	(38,560)	–
Payments on convertible notes payable	(115,000)	(329,797)
Proceeds from deposits for notes payable subscriptions, net of cash issuance costs	1,209,714	968,000
Proceeds from sale of common stock, net of offering costs	3,797,019	1,044,150
Net cash provided by financing activities	4,825,861	1,682,353

Effect of exchange rate changes on cash	122,211	(12,147)

Net decrease in cash	(79,871)	(134,557)

Cash at beginning of period	424,218	745,821

Cash at end of period	$344,347	$611,264

Continued

ROI Land Investments Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:

Cash paid for interest	$350,306	$65,785

Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:

Notes payable converted to Common Stock:
Notes payable	$(150,000)	$–
Common stock	$12	$–
Additional paid in capital	$149,988	$–

See accompanying notes to condensed consolidated financial statements.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 1 – Business, Presentation and Going Concern

Business

ROI Land Investments Ltd. and Subsidiaries specializes in land development opportunities in North America as well as internationally. The Company's business model consists of acquiring attractive land free of zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to established residential and commercial building developers. The Company’s business model also consists of providing financing opportunities to qualified joint venture partners.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the 2015 audited annual consolidated financial statements included in the Annual Report on Form 10-K, filed with the SEC on April 13, 2016.

Going Concern

The Company has incurred a net loss of $9,251,454 for the three months ended March 31, 2016 and has incurred cumulative losses since inception of $26,268,323. The Company has a deficit in working capital of $12,167,666 as of March 31, 2016 and used cash in operations of $4,927,929 for the three months ended March 31, 2016. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ROI Land Investments Ltd. and its wholly-owned Subsidiaries, ROI DEV Canada Inc., 9497846 Canada Inc., ROI Land Investments FZ, ROI Land Investments Swiss AG, and ROI Securitisation SA. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2015 have been reclassified to conform to the current period presentation. These reclassifications have no impact on the previously reported net loss.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 1 – Business, Presentation and Going Concern (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, contingencies, as well as the recording and presentation of its common stock and related stock option issuances. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Actual results could differ significantly from those estimates and assumptions.

Note 2 – Notes and Mortgage Notes Receivable

Notes receivable and mortgage notes receivable consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Note	Reserve for		Note	Reserve for
Notes	Face Value	Loan Loss	Note, net	Face Value	Loan Loss	Note, net

Mortgage Notes:

3320 Kenney St., BC	$474,288	$–	$474,288	$443,354	$–	$443,354

Unsecured Notes:

1015-1050 Nalabila Blvd, BC	$1,012,237	$(1,012,237)	$–	$1,012,237	$(1,012,237)	$–

3320 Kenney St., BC	630,788	(630,788)	–	630,788	(630,788)	–

	$1,643,025	$(1,643,025)	$–	$1,643,025	$(1,643,025)	$–

For the three months ended March 31, 2016 and 2015, $7,727 and $3,440 of interest was accrued on the above mortgage notes, respectively.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 3 – Land and Development Costs

Land and development costs consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Property / Project	USD	CAD	USD	CAD

Beauport, BC	$4,909,394	$6,365,914	$4,567,218	$6,335,438

840 Graham Avenue, Terrace, BC	249,552	323,589	233,275	323,589

3304 Kenney Street, Terrace, BC	778,486	1,009,448	727,711	1,009,448

4922 Park Avenue, Terrace, BC	610,635	791,799	570,808	791,799

1015-1050 Nalabila Blvd, Kitimat, BC	1,737,930	2,253,540	1,529,141	2,121,155

Evans, Colorado	7,159,317	–	7,169,847	–

	$15,445,314		$14,798,000

Effective February 7, 2016, the Company’s wholly-owned subsidiary, ROI Land Investments FZ entered into a Development Sale and Purchase Agreement (the “Agreement”) with PNC Investments LLC, a UAE corporation, for the purchase of approximately 433,000 square feet of land in the Sobha Hartland district of Dubai, United Arab Emirates. The total acquisition price is $29,484,984 (AED 108,281,250). As of March 31, 2016, the Company has made a total of $4,201,205 (AED 15,422,402) in non-refundable deposits to PNC Investments LLC leaving a balance due of $25,283,779 (AED 92,858,848) to be paid in equal installments due in April and June 2016. $346,827 of closing and development costs were also incurred on the project and had been capitalized to the project.

On April 15, 2016, the Company received a notice of termination from PNC Investments of the Agreement entered into February 7, 2016 for non-payment of the amounts due under the agreement. The notice grants a thirty (30) day period for the Company to remedy the default. On May 15, 2016, the Company received a Termination Letter from PNC terminating the Agreement as the Company failed to cure the default. As a result, the Company forfeited the $4,201,205 of deposits. A total of $4,548,032, including $346,827 of closing and development costs, has been charged to operations for the three months ended March 31, 2016 as terminated deal costs.

The company is currently negotiating to acquire a reduced size and price of the land it had agreed to under the Agreement by two-thirds and apply the deposits to this potential transaction. Negotiations are under way, but the likelihood that the company will be successful in reaching a satisfactory agreement is dependent on its ability to pay at least a portion of the new price. As a result, there can be no assurance that the acquisition will occur as contemplated or at all.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable

Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016
			Issuance	Profit
	Principal	Debt	Costs	Participation	Net
Beauport Note Series	Amount	Discount, net	Discount, net	Discount, net	Amount

Series A Convertible	$1,200,000	$(50,658)	$(84,708)	$(76,210)	$988,424

Series B Convertible	2,421,479	–	(178,107)	–	2,243,372

Series C Convertible	874,000	(107,589)	(61,703)	–	704,708

Series D Convertible	250,000	–	(25,784)	(23,181)	201,035

	$4,745,479	$(158,247)	$(350,302)	$(99,391)	4,137,539

Less current portion, net of discounts					1,189,459

Convertible notes payable, net of discounts, noncurrent					$2,948,080

	December 31, 2015
			Issuance	Profit
	Principal	Debt	Costs	Participation	Net
Beauport Note Series	Amount	Discount, net	Discount, net	Discount, net	Amount

Series A Convertible	$1,200,000	$(58,875)	$(98,757)	$(90,010)	$952,358

Series B Convertible	2,421,479	–	(206,457)	–	2,215,022

Series C Convertible	874,000	(125,041)	(71,934)	–	677,025

Series D Convertible	365,000	–	(30,057)	(27,379)	307,564

	$4,860,479	$(183,916)	$(407,205)	$(117,389)	4,151,969

Less current portion, net of discounts					1,259,922

Convertible notes payable, net of discounts, noncurrent					$2,892,047

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable (Continued)

All series of the notes contain provisions that allow for a) pro rata prepayments of the notes by the Company in the event of sales of parcels of the Beauport Project, b) a call option by the Company to prepay the note at any time prior to the six month anniversary of the closing date of the note which includes a 15% premium in the form of the Company’s common stock, and c) an option of the noteholder to convert the note into shares of the Company’s common stock at a 10% discount to the average market price of the Company’s common stock during the thirty days’ trading period preceding the date of conversion. The Company has not recorded any beneficial conversion feature as of March 31, 2016 and December 31, 2015 as the embedded conversion options in its convertible notes payable do not have a fixed conversion price at the issuance date of the notes payable as described under applicable U.S. GAAP. The Company has the option to extend the maturity date of the notes up to a period of 18 months.

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

Beauport Series A Convertible Notes

On October 14, 2014, the Company issued $1,200,000 of its Series A convertible notes payable to three investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017. A total of 282,500 shares of the Company’s common stock were issued in conjunction with the notes to the noteholders at a fair value of $98,875 ($0.35 per share) based on the price of shares sold to investors. The $98,875 was recorded as a discount to the notes and $8,217 and $8,127 of the discount has been accreted as interest expense for the three months ended March 31, 2016 and 2015, respectively, resulting in an unamortized discount of $50,658 at March 31, 2016 which will be amortized over the next 19.5 months.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at March 31, 2016 and December 31, 2015 was estimated to be $1,205,819, based on management’s estimates, of which, $151,165 is the pro rata share of the Series A noteholders and was recorded as a discount to the notes. $13,800 and $12,424 of the discount has been accreted as interest expense for the three months ended March 31, 2016 and 2015, respectively, resulting in an unamortized discount of $76,210 at March 31, 2016 which will be amortized over the next 19.5 months.

The effective interest rate for the Series A convertible notes was 21.9% for the three months ended March 31, 2016.

Beauport Series B Convertible Notes

On October 14, 2014, the Company issued $2,900,497 of its Series B convertible notes payable to thirty-three investors for cash. The notes bear interest at 8% per annum and are due October 14, 2017.

The effective interest rate for the Series B convertible notes was 12.6% for the three months ended March 31, 2016.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable (Continued)

Beauport Series C Convertible Notes

On October 14, 2014, the Company issued $874,000 of its Series C convertible notes payable to an investor for cash. The note bears interest at 10% per annum and is due October 14, 2017. A total of 600,000 shares of the Company’s common stock were issued in conjunction with the note to the noteholder at a fair value of $210,000 ($0.35 per share) based on the price of shares sold to investors. The $210,000 was recorded as a discount to the note and $17,452 and $17,260 of the discount has been accreted as interest expense for the three months ended March 31, 2016 and 2015, respectively, resulting in an unamortized discount of $107,589 at March 31, 2016 which will be amortized over the next 19.5 months.

The effective interest rate for the Series C convertible notes was 22.5% for the three months ended March 31, 2016.

Beauport Series D Convertible Notes

On October 14, 2014, the Company issued $365,000 of its Series D convertible notes payable to five investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017. During the three months ended March 31, 2016, the Company redeemed notes totaling $115,000 from two noteholders.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at December 31, 2015 and March 31, 2016 is estimated to be $1,205,819, based on management’s estimates, of which, $45,981 is the pro rata share of the Series D noteholders and was recorded as a discount to the notes. $4,198 and $3,780 of the discount has been accreted as interest expense for the three months ended March 31, 2016 and 2015, respectively, resulting in an unamortized discount of $23,181 at March 31, 2016 which will be amortized over the next 19.5 months.

The effective interest rate for the Series D convertible notes was 26.1% for the three months ended March 31, 2016.

Interest on Beauport Convertible Notes Payable

As a condition of the convertible note agreements, the Company has placed the first year’s interest in escrow with an agent who will make monthly interest payments to the noteholders on the Company’s behalf. A total of $108,043 and $65,784 was funded during the three months ended March 31, 2016 and 2015, respectively. The escrow agent paid a total of $108,033 and $116,243 during the three months ended March 31, 2016 and 2015, respectively, resulting in a balance of prepaid interest of $52,142 at March 31, 2016.

During the three months ended March 31, 2016 and 2015, $109,433 and $116,743 of interest was accrued and expensed on the notes and $108,033 and $116,243, respectively, was paid by the escrow agent, resulting in a remaining accrual of $22,226 at March 31, 2016.

Debt Issuance Costs on Beauport Convertible Notes Payable

Issuance costs are amortized as interest expense over the term of the notes. $56,903 and $106,736 has been amortized as interest expense during the three months ended March 31, 2016 and 2015, respectively, resulting in a balance of debt issuance costs discount of $350,302 at March 31, 2016 which will be amortized over the next 19.5 months.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable (Continued)

Notes Payable

Notes payable consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
		Issuance			Issuance
	Principal	Costs	Net	Principal	Costs	Net
Note Series	Amount	Discount, net	Amount	Amount	Discount, net	Amount

Kitimat Series A	$2,292,830	$(150,098)	$2,142,732	$2,442,830	$(167,904)	$2,274,926

Kitimat Series B	473,117	–	473,117	473,117	–	473,117

Terrace Series A	772,567	(34,751)	737,816	722,178	(38,529)	683,649

	$3,538,514	$(184,849)	3,353,665	$3,638,125	$(206,433)	3,431,692

Less current portion			–			–

Notes payable, net of discounts, noncurrent			$3,353,665			$3,431,692

The Kitimat and Terrace series of the notes contain provisions that allow for a) pro rata prepayments of the notes by the Company in the event of sales of parcels of the respective project and b) a call option by the Company to prepay the note at any time prior to the six month anniversary of the closing date of the note. The Company also has the option to extend the maturity date of the notes up to a period of 18 months.

Kitimat Series A Notes

On May 8, 2015, the Company issued $2,442,830 of its Series A notes payable to twenty-nine investors for cash. During the three months ended March 31, 2016, the Company redeemed notes totaling $150,000 from two noteholders in exchange for 121,961 shares of its restricted common stock at a fair value on the date of exchange of $1.23. The notes bear interest at 8% per annum, are due May 8, 2018, and are collateralized by a secured interest in the Kitimat property. The Series A notes contain an option by the Company to prepay the notes on a pro rata basis in the event of sales of the Kitimat project in an amount equal to twenty-five percent (25%) of the net profits realized on such sales.

The effective interest rate for the Series A notes was 11.4% for the three months ended March 31, 2016.

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

The effective interest rate for the Series B notes was 8.0% for the three months ended March 31, 2016.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable (Continued)

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

The effective interest rate for the Series B notes was 12.3% for the three months ended March 31, 2016.

Interest on Kitimat and Terrace Notes Payable

As a condition of the note agreements, the Company shall place the first year’s interest in escrow with an agent who will make monthly interest payments to the noteholders on the Company’s behalf. A total of $55,319 and $-0- was funded to the escrow agent during the quarters ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, $73,591 of interest was accrued and expensed on the notes and $70,770 was paid by the escrow agent, resulting in a remaining prepaid interest of $11,189 at March 31, 2016.

Debt Issuance Costs on Kitimat and Terrace Notes Payable

Issuance costs are amortized as interest expense over the term of the notes. $21,584 and $-0- has been amortized as interest expense during the three months ended March 31, 2016 and 2015, respectively, resulting in a balance of debt issuance costs discount of $184,849 at March 31, 2016 which will be amortized over the next 25 months.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable (Continued)

Land Loans

On June 8, 2015, in connection with the acquisition of the Evans, Colorado property, the Company issued a promissory note in the amount of $3,350,000 to the seller. The note is due June 5, 2016, is collateralized by the property and bears interest at 6% per annum. For the three months ended March 31, 2016, $50,808 of interest has been accrued and $50,250 has been paid resulting in a balance of accrued interest of $15,050.

Mortgage Note Payable

On October 9, 2015, the Company entered into a mortgage loan agreement for $937,170 (CAD 1,300,000). At closing, the Company returned $72,090 (CAD 100,000) to the lender as a reduction of the principal resulting in a balance of $865,080 (CAD 1,200,000) at December 31, 2015. During the three months ended March 31, 2016, the Company made a principal payment of $70,439 (CAD 169,605) resulting in a balance of $794,641 (CAD 1,030,395).

The loan bears interest at 20% per annum and was due December 9, 2015. On December 29, the Company and the lender entered into an extension agreement on the loan of three months until March 13, 2016 for a fee of $21,870 (CAD 30,000) and on March 15, 2016 the Company and lender entered into a second extension agreement of an additional three months until June 13, 2016 for a fee of $7,930 (CAD 11,000). The loan is collateralized by first mortgages on the Company’s Kenney Street and Park Avenue properties and second mortgages on its Kitimat and Beauport properties and is guaranteed by Sebastien Cliche, the Company’s COO and Co-President. The Company incurred and paid $46,269 (CAD 61,500) of interest expense for the three months ended March 31, 2016.

Loans Payable

During the year ended December 31, 2015, the Company borrowed a total of $415,000 from Valescore Ltd., a Swiss company. The loans are unsecured, bear interest at 8% per annum and are due December 30, 2016. $8,392 of interest expense has been accrued on the loans for the three months ended March 31, 2016.

Deposits on Notes Payable Subscriptions

To fund the development of the Company’s projects, the Company has initialized a note offering and begun accepting subscriptions for up to a total of $18,000,000 for new series of notes payable, to be described as “BC Series 2”, “Colorado”, “Dubai” and “Dubai ASP”. As of March 31, 2016, the terms and provisions of the notes are yet to be determined and, as such, the deposits have been classified as current liabilities in the accompanying condensed consolidated balance sheet. As of March 31, 2016 and December 31, 2015, the Company has received deposits of $5,038,413 and $3,741,821 net of issuance costs of $294,385 and $284,673, respectively, for subscriptions for the future notes.

On February 24, 2016, the Company entered into a Memorandum of Agreement (“MOA”) with Alternative Strategy Partners Pte. Ltd., a Singapore limited company (“ASP”), pursuant to which ASP is willing to invest at least $3.5 million, and at ASP’s discretion up to $5 million, in ROI’s Dubai Sobha Hartland Acquisition and Development Project (the “Project”), in exchange for an issuance of bonds designed for ASP (the “Bonds”). The Bonds shall be a special series designed for ASP, shall mature three years from the date of issuance and shall bear interest at 8% per annum, and will be secured by a lien upon the First Plot, subordinated to loans from banks or other institutional lenders, and other bonds upon the Project, if such a lien is determined to be valid and enforceable under Dubai law; otherwise, the Bonds shall be secured by a lien, similarly subordinated, upon all of the stock of the ROI Land Investments Ltd. which is the beneficial owner of the Project. Through March 31, 2016, $1,000,000 has been received.

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

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 4 – Convertible Notes Payable and Notes Payable (Continued)

Profit Participation Liability

The Beauport Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at March 31, 2016 and December 31, 2015 is estimated to be $1,205,819, based on management’s estimates, of which, $197,146 is the pro rata share of the Beauport Series A and D noteholders and is recorded as a profit participation liability as of March 31, 2016 and December 31, 2015, respectively.

Note 5 – Related Party Transactions

The Company leased a corporate apartment from Philippe Germain, the Company’s Co-President, on a month-to-month basis. Monthly rental was $675. The lease was terminated effective April 1, 2016.

The Company leased a corporate apartment from Louise Gagner on a month-to-month basis. Ms. Gagner is the mother of Philippe Germain. Monthly rental was $1,000. The lease was terminated effective April 1, 2016.

On September 10, 2015, the Company agreed to acquire 14,400 shares of Capital Evolution Groupe SAS (“CEG”), a French limited liability company, for $112,187 (€100,000). The Company’s Co-President, Philippe Germain, is a shareholder of CEG. The acquisition closed on January 12, 2016 and the $112,187 is included in Investments in cost-method investees in the accompanying condensed consolidated balance sheet at March 31, 2016.

During the year ended December 31, 2015, the Company entered into multiple loan agreements with LMM Group LTD. (“LMM”), a Swiss company, and had a balance due of $98,168 as of December 31, 2015. The notes are unsecured, bear interest at 8% per annum and are due December 30, 2016. Philippe Germain is the sole shareholder of LMM. During the three months ended March 31, 2016, the Company paid $38,560 on the loans resulting in a remaining balance due of $62,969. During the three months ended March 31, 2016, the Company accrued $1,573 of interest on the loans.

As of December 31, 2015, the Company had an outstanding loan with 8010609 Canada Inc. of $100,000. The note is unsecured, bears interest at 8% per annum and are due December 30, 2016. Philippe Germain is the sole shareholder of 8010609 Canada Inc. $2,022 of interest was accrued on the loan for the three months ended March 31, 2016.

On October 13, 2015, the Company assumed a second mortgage note due to 9202 4462 Quebec Inc. of $288,360 (CAD 400,000). The value of the loan at March 31, 2016 is $308,480 (CAD 400,000). The owner of 9202 4462 Quebec Inc. is a shareholder of the Company. The loan is secured by a second mortgage on a property owned by CTC, bears interest at 6% per annum and was due April 13, 2016. The loan was not paid and is in default as of April 13, 2016. $4,615 of interest was accrued on the loan and $21,005 of interest was paid during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company entered into two loan agreements with Philippe Germain for a total of $103,488. The note is unsecured, non-interest bearing and is due on demand. $35,760 was repaid to Mr. Germain during the three months ended March 31, 2016, resulting in a balance outstanding of $67,728 at March 31, 2016.

The aggregate amount above due to related parties at March 31, 2016 and December 31, 2015 was $539,177 and $486,528, respectively.

During the year ended December 31, 2015, the Company advanced a total of $185,061 to CEG. Philippe Germain is a shareholder of CEG. The advances are unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2016, the Company advanced an additional $100,014 to CEG resulting in a balance of $285,075 at March 31, 2016.

On December 20, 2015, the Company agreed to acquire 144,459 shares of CEG for $1,575,686 (€ 1,444,590) from Philippe Germain, subject to completion of due diligence by the Company and official registration of the shares in France. The shares to be acquired will bring the Company’s interest in CEG to 58% once the transaction is final. On April 5, 2016, the total consideration for the shares was adjusted to $551,490 (€ 505,607) by mutual agreement between the parties. The acquisition is expected to close in the second quarter of 2016. However, there can be no assurance that the transaction will close as contemplated or at all.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 6 – Stockholders’ Equity

Authorized Capital

The Company has 160,000,000 authorized shares of Series A Common Stock at $0.0001 par value, 40,000,000 authorized shares of Series B Common Stock at $0.0001 par value, and 50,000,000 authorized shares of Preferred Stock at par value of $0.0001 per share. Series A common shares have equal voting rights, are non-assessable and have one vote per share while Series B common shares have no voting rights. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Common Stock

During the three months ended March 31, 2016, the Company received cash of $3,797,020, net of offering costs, for 3,636,540 shares of its common stock.

During the three months ended March 31, 2016, the Company issued 43,333 shares of common stock for consulting services from two individuals. The shares were valued at an average price of $1.23, based on the fair market value of the shares, for a total of $53,200, and have been charged to operations for the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company issued 121,961 shares of common stock in conversion of $150,000 of notes payable. The shares were valued at $1.23, based on the fair market value of shares on the date of the conversion.

2015 Equity Incentive Plan

On September 8, 2015, the Company’s board of directors approved and adopted the ROI Land Investments Ltd. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by a majority of stockholders of the Company on November 9, 2015. The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. No awards are outstanding under the 2015 Plan at March 31, 2016.

Non Plan Options

During the three months ended March 31, 2016, the Company issued certain stock options outside of the 2015 Plan. The following summarizes non-Plan option activity for the three months ended March 31, 2016:

				Weighted
	Common Stock Options Outstanding			average
				exercise
	Employees	Non-employees	Total	price

Outstanding at December 31, 2015	500,000	6,457,250	6,957,250	$1.51

Options granted	–	5,568,259	5,568,259	$1.57

Balance at March 31, 2016	500,000	12,025,509	12,525,509	$1.54

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Non Plan Options (Continued)

The following table summarizes information with respect to stock options outstanding and exercisable by employees at March 31, 2016:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$0.35	500,000	1.50	$0.35	$252,500	387,500	$0.35	$195,688

During the three months ended March 31, 2016, $1,649 was charged to operations and $597 of unrecognized compensation costs related to employee stock options. The Company expects to recognize those costs over a weighted average period of 0.25 years as of March 31, 2016.

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at March 31, 2016:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$0.35	25,000	1.50	$0.35	$12,625	25,000	$0.35	$12,625
$0.75	300,000	3.92	$0.75	$31,500	80,000	$0.75	$8,400
$0.86	15,000	3.00	$0.86	$–	–	$0.86	$–
$1.50	2,880,509	3.23	$1.50	$–	2,570,509	$1.50	$–
$1.65	8,805,000	7.74	$1.65	$–	2,012,500	$1.65	$–
	12,025,509		$1.59	$44,125	4,688,009	$1.55	$21,025

During the three months ended March 31, 2016, the Company issued options to purchase a total of 5,568,259 shares of the Company’s common stock to various consultants and investors. These options have contractual lives of six months to five years and were valued at an average grant date fair value of $0.179 per option, or $997,053, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock Price	$0.86 - $1.50
Expected term	.5 to 5 years
Expected volatility	18.0% to 22.3%
Risk-free interest rate	0.51% to 1.73%
Dividend yield	0.00

The stock price was based on the fair market value of the shares on the date of grant and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of March 31, 2016, $1,166,489 was charged to operations and $2,468,842 of unrecognized compensation costs related to non-employee stock options. The Company expects to recognize those costs over a weighted average period of 2.31 years as of March 31, 2016.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 7 – Commitments and Contingencies

The Company has entered into certain consulting agreements which call for introduction fees to be paid to the consultants for capital received by the Company from investors introduced by the consultants. The fees range from i) 2% in common stock to ii) 13% in cash and 13% in common stock of the amounts received by the Company.

The Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the property at March 31, 2016 is estimated to be $672,622 based on a management’s estimates, of which, $197,146 is the pro rata share of the Series A and D noteholders and was recorded as a profit participation liability and as discounts to the convertible notes payable as of March 31, 2016. The potential profit is re-measured on a quarterly basis and adjusted. There was no adjustment in the potential profit for the three months ended March 31, 2016.

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

On March 11, 2015, the Company entered into an agreement with Artizan Interior design (“Artizan”), a UAE corporation, whereby Artizan will provide project management and technical coordination services for its project in the Sobha Hartland district of Dubai, United Arab Emirates. The services of Artizan began October 1, 2015 at a monthly fee of $85,000 for a term of the development stage of the project until the handover of the project to the developer.

On May 13, 2015, the Company and LNG Canada Development Inc. (“LNG Canada”) have entered into an agreement for the Company to develop apartment and townhouse units in Kitimat, British Columbia. LNG Canada will lease the units. The agreement is for five years and calls for the Company to construct housing for LNG Canada’s workforce in a phased approach. In the first phase of the housing project, the Company is expected to build 35 apartments and 9 townhouses in Kitimat, and the first phase is projected to be completed by December 31, 2016. There can be no assurance that the first phase will be completed by December 31, 2016.

Effective February 7, 2016, the Company’s wholly-owned subsidiary, ROI Land Investments FZ entered into a Development Sale and Purchase Agreement (the “Agreement”) with PNC Investments LLC, a UAE corporation, for the purchase of approximately 433,000 square feet of land in the Sobha Hartland district of Dubai, United Arab Emirates. The total acquisition price is $29,484,984 (AED 108,281,250). As of March 31, 2016, the Company has made a total of $4,201,205 (AED 15,422,402) in non-refundable payments to PNC Investments LLC (“PNC”) leaving a balance of $25,283,779 (AED 92,858,848). On May 15, 2016, the Company received a Termination Letter from PNC terminating the Agreement as the Company failed to cure the default (See Note 3 – Land and Development Costs).

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

Legal Matters

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 7 – Commitments and Contingencies (Continued)

Legal Matters (Continued)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

On August 6, 2015, Mrs. Gloria Julie Couillard and Tekno Forme (“Plaintiffs”) filed a complaint naming CTC, its President, ROI DEV Canada (the Company’s wholly-owned subsidiary), Philippe Germain and Sebastian Cliché as co-defendants claiming unpaid fees of $207,638. On September 2, 2015, a default judgement was served against CTC. The Plaintiff filed a lien on the Company’s Canadian properties in the amount of $207,638. On May 17, 2016, CTC was successful to set aside the default judgment; therefore as soon as it pays the applicable costs, the default judgment will be set aside and correspondingly the judgments filed against the Canadian properties will be removed. Because of the uncertainties as to outcome of the matter, no amounts have been recorded by the Company.

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

The matter under dispute is 500,000 shares of the Company’s Common Stock which were to be issued to Mr. Shaw pursuant to such agreement. A certificate for such shares was issued but never delivered to Mr. Shaw, because the Company cancelled the Agreement for failure to perform. In mid-October, attorneys for Mr. Shaw unilaterally attempted to induce the Company’s transfer agent to issue a replacement certificate. However, the transfer agent reported this to the Company, and the Company has instructed the transfer agent not to comply with Mr. Shaw’s wishes. The Company has cancelled the shares and recorded a liability for the value of the shares of $175,000 and is included in accounts payable and accrued expenses in the condensed consolidated balance sheet at March 31, 2016 and December 31, 2015. The Company intends to vigorously defend itself from any claims by Mr. Shaw for such shares.

Note 8 – Subsequent Events

From April 1, 2016 through May 23, 2016, the Company issued 33,333 shares of its common stock to an investor for $50,000 received in cash.

From April 1, 2016 through May 23, 2016, the Company received $267,310 as deposits for its Colorado Series notes payable.

On April 3, 2016, ASP advanced $500,000 to the Company under the Memorandum of Agreement (“MOA”) by a direct payment to Artizan for payment under the Client Representative Consultancy Agreement with Artizan.

On April 15, 2016, the Company received a notice of termination from PNC Investments of the Agreement entered into February 7, 2016 for non-payment of the amounts due under the agreement. The notice grants a thirty (30) day period for the Company to remedy the default. On May 15, 2016, the Company received a Termination Letter from PNC terminating the Agreement as the Company failed to cure the default. As a result, the Company forfeited the $4,201,205 of deposits. A total of $4,548,032, including $346,827 of closing and development costs, has been charged to operations for the three months ended March 31, 2016 as terminated deal costs. The Company is currently negotiating to acquire a reduced size and price of the land it had agreed to under the Agreement by two-thirds and apply the deposits to this potential transaction. Negotiations are under way, but the likelihood that the company will be successful in reaching a satisfactory agreement is dependent on its ability to pay at least a portion of the new price. As a result, there can be no assurance that the acquisition will occur as contemplated or at all.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 8 – Subsequent Events (Continued)

On May 3, 2016, the Company issued 100,000 shares of Series A preferred stock, par value $0.0001 per share to each of Sami Chaouch and Sebastien Cliche against receipt from each of them of 100,000 shares of Class A Common Stock held by them. No additional consideration was provided to the Company for the Series A Preferred Stock. The Series A Preferred Stock is identical to the Class A Common Stock of the Company, except that each share of the 200,000 Series A Preferred Stock has 150 votes per share instead of the one vote per share of the Class A Common Stock.

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and filed with the SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the condensed consolidated financial statements.

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

Results of Operations

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues

Revenues were $7,727 for the three months ended March 31, 2016 compared to $18,995 for the three months ended March 31, 2015. The revenues consisted of interest income earned on notes receivable.

Operating Expenses and Other Income (Expense)

For the three months ended March 31, 2016, our total operating expenses were $8,650,551 compared to $2,383,934 for the three months ended March 31, 2015 resulting in an increase of $6,266,617. The increase is primarily attributable to increases in professional and consulting fees and travel expenses due to our growth and continuing efforts in executing our business model and the write-off of terminated deal costs. The increase in total operating expenses is attributable to Compensation costs of $177,482 in 2016 (2015: $20,111); Consulting fees of $2,849,718 in 2016, of which $1,221,335 was stock-based (2015: $2,109,266 of which $1,944,746 was stock-based); Professional fees of $416,842 in 2016 (2015: $72,229); Travel expenses of $367,882 in 2016 (2015: $109,394); Terminated deal costs of $4,548,032 (2015: $-0-); and general and administrative expenses of $290,595 in 2016 (2015: $72,934).

Other income and expenses consisted of interest expense of $472,711 in 2016 (2015: $265,070) and currency exchange loss of $135,919 in 2016 (2015: $66,670 loss), offset by a gain on extinguishment of debt of $-0- in 2016 (2015: $74,091).

As a result, net loss was $9,251,454 for the three months ended March 31, 2016 compared to $2,622,588 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Overview

Historically, we have financed our cash flow and operations from the sale of common stock and issuance of notes payable.  Our principal use of funds during the three months ended March 31, 2016 and 2015 was for the acquisition of properties, the funding of notes receivable for property projects and development, and general corporate expenses.

Liquidity and Capital Resources during the three months ended March 31, 2016 compared to the three months ended March 31, 2015

At March 31, 2016, we had cash of $344,347 and a deficit in working capital of $12,167,666.  We used cash in operations of $4,927,929 for the three months ended March 31, 2016 compared to negative cash flow from operations of $1,804,763 for the three months ended March 31, 2015. The negative cash flow from operating activities for the three months ended March 31, 2016 is attributable to the Company's net loss from operations of $9,251,454, offset by amortization of other assets of $3,143, stock-based consulting fees of $1,221,335, amortization of debt issuance costs of $78,487, accretion of debt discount of $25,669, and amortization of profit participation discount of $17,998, terminated deal costs of $4,548,032, and increased by changes in operating assets and liabilities of $1,571,139. Cash used in operations for the three months ended March 31, 2015 is attributable to the Company's net loss from operations of $2,622,588, offset by amortization of other assets of $3,447, stock-based consulting fees of $1,944,746, amortization of debt issuance costs of $106,736, accretion of debt discount of $25,387, and amortization of profit participation discount of $16,204, and increased by a gain on the extinguishment of debt of $74,091 and changes in operating assets and liabilities of $1,204,604.

Cash used in investing activities consisted of an advance to a related party of $100,014 for the three months ended March 31, 2016. We did not use any cash for investing activities for the three months ended March 31, 2015.

Net cash provided by financing activities for the three months ended March 31, 2016 consisted of $1,209,714 for deposits received for notes payable, $3,797,019 for the sale of common stock, net of offering costs of $203,208, proceeds from loan from related party of $103,488, offset by the payment of $115,000 on convertible notes payable, payments on loans to related parties of $38,560, and the payments on mortgage note payable of $130,800. Net cash provided by financing activities for the three months ended March 31, 2015 consisted of $1,044,150 for the sale of common stock, net of issuance costs, $968,000 for deposits received for notes payable, offset by payments on convertible notes payable of $329,797.

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

We currently anticipate issuing notes payable of up to $13,000,000 and up to $7,500,000 in equity to fund land acquisitions and development. From April 1, 2016 through May 16, 2016, we have received additional deposits of $267,318 for the notes payable. Also from April 1, 2016 through May 16, 2016, we have received $50,000 from the sale of common stock.

On March 23, 2016, the company organized ROI Securitisation SA, a Luxembourg corporation as a wholly-owned subsidiary. ROI Securitisation SA was organized to sell debt securities in Europe to fund the Company’s land and real estate projects. We expect such funding to begin in the second quarter of 2016. There is no assurance that any such funding will be realized.

Going Concern

The Company has incurred a net loss of $9,251,454 for the three months ended March 31, 2016 and has incurred cumulative losses since inception of $26,268,323. The Company has a deficit in working capital of $12,167,666 as of March 31, 2016 and used cash in operations of $4,927,929 for the three months ended March 31, 2016.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements as of and for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 13, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

On August 6, 2015, Mrs. Gloria Julie Couillard and Tekno Forme (“Plaintiffs”) filed a complaint naming CTC, its President, ROI DEV Canada (the Company’s wholly-owned subsidiary), Philippe Germain and Sebastian Cliché as co-defendants claiming unpaid fees of $207,638. On September 2, 2015, a default judgement was served against CTC. The Plaintiff filed a lien on the Company’s Canadian properties in the amount of $207,638. On May 17, 2016, CTC was successful to set aside the default judgment; therefore as soon as it pays the applicable costs, the default judgment will be set aside and correspondingly the judgments filed against the Canadian properties will be removed. Because of the uncertainties as to outcome of the matter, no amounts have been recorded by the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2016, the Company issued 2,201,385 shares of its Class A common stock to thirty accredited investors for $2,111,704 in cash. The proceeds were used for working capital.

On March 1, 2016, the Company issued 43,333 shares of its Class A common stock to two consultants for services rendered under their consulting agreements. The services were valued by the Company at $53,200.

On March 1, 2016, the Company issued 121,961 shares of its Class A common stock to two accredited investors upon conversion of $150,000 of notes then held by such investors.

During the period from January 1, 2016 through March 31, 2016, the Company received cash of $1,888,524 for subscriptions for 1,435,155 shares of its Class A common stock from eighteen accredited investors. The shares have not been issued as of March 31, 2016. The proceeds will be used for working capital.

During the period from January 1, 2016 through March 31, 2016, the Company received from five accredited investors subscriptions to purchase notes of the Company for $219,426 in cash. The terms of the notes have not yet been finalized. When completed, the proceeds will be used to fund the Company’s projects and for working capital.

All of the foregoing securities were issued in reliance upon the exemption from registration provided by (a) Section 4(a)(2) of the Securities Act of 1933, as amended, (b) Regulation D or (c) Regulation S depending on the various residences of the accredited investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 2 of Part II above describes sales of the Company’s securities which should have been reported on a Form 8-K during the first quarter of 2016.

Item 6. Exhibits

Exhibit 3.1	Amended and Restated Articles and Incorporation (1)
Exhibit 3.2	Bylaws of the Registrant (2)
Exhibit 10.1	Real Property Purchase Contract between ROI DEV Canada Inc. and 9284-0784 Quebec Inc., dated March 24, 2014 (3)
Exhibit 10.2	Lease Agreement between ROI DEV Canada Inc. and LNG Canada Development Inc., dated March 15, 2015 (4)
Exhibit 10.3	Bill of Sale, Warranty Deed and Promissory Note between ROI Dev Canada Inc. and Great Northern Properties, LLLP, dated June 4, 2015 (5)
Exhibit 10.4	Property Contract between ROI Land Investments Ltd. and 4 S Inv., J. Randall Steele and Sheri Steele Lathrop, dated October 20, 2015 (6)
Exhibit 10.5	Consulting Agreement between ROI Land Investments Ltd. and SF International Consulting Limited, dated January 19, 2016 (7)
Exhibit 10.6	Mutual Agreement between ROI Land Investments Ltd. and Gulf Central Agency Assets Management, dated January 19, 2016 (7)
Exhibit 10.7	Binding Memorandum of Agreement between ROI Land Investments Ltd. and Alternative Strategy Partners Ptd. Ltd, dated February 25, 2016 (8)
Exhibit 10.8	Form of Consulting Agreement between the Company and each of Sebastien Cliche, Philippe Germain and Dr. Sami Chaouch. (9)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer *
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer *
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Schema Document *
Exhibit 101.CAL	XBRL Calculation Linkbase Document *
Exhibit 101.DEF	XBRL Definition Linkbase Document *
Exhibit 101.LAB	XBRL Label Linkbase Document *
Exhibit 101.PRE	XBRL Presentation Linkbase Document *
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer **
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer **
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document
Exhibit 101.LAB	XBRL Label Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document

(1) Incorporated by reference to the Company’s report on Form 10-Q filed on November 18, 2015 and Form 8-K filed May 9, 2016.

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

ROI LAND INVESTMENTS LTD.

Date: May 23, 2016	By: /s/ Sami Chaouch
Sami Chaouch
Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2016	By: /s/ Slim Feriani
Slim Feriani
Chief Financial Officer (Principal Financial Officer)

