Form 10-K/A
period 2015-12-31
ROI LAND INVESTMENTS LTD
filed 2016-08-15
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

Form 10-K/A

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

1002 Sherbrooke West, Suite 1430

Montreal, Quebec H3A 3L6

(Address of principal executive offices)

999 Maisonneuve Blvd. West, Suite 750

Montreal, Quebec H3A 3L4

(Address of previous principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

On June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $-0- as the Company did not have an ask or bid price on OTC Markets Group, Inc. over the counter market system. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant. The registrant is deemed to be a smaller reporting company as its consolidated revenues for the year ended December 31, 2015 were less than $50,000,000.

As of April 12, 2016, there were 54,156,592 shares of the Company’s par value $0.0001 Series A common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for ROI Land Investments Ltd. amends the Annual Report on Form 10-K for the year ended December 31, 2015 which was originally filed with the Securities Exchange Commission on April 13, 2016 (the “Original Form 10-K”).  This Amendment No. 1 is being filed solely to revise the cover page to reflect the computation required by Item 10(f)(1)(iii) of Regulation S-K and the address of the Company’s new principal executive offices.

Except for this correction, there have been no changes to any of the financial or other information contained in the Original Form 10-K. This Amendment No. 1 on form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

In addition, as required by Rule 12B-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment.

i

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

ii

iii

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

/s/ Sami Chaouch	August 15, 2016
Sami Chaouch, Principal Executive Officer	Date

/s/ Mohsen Maaouia	August 15, 2016
Mohsen Maaouia , Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sami Chaouch	August 15, 2016
Sami Chaouch, Chief Executive Officer and Chairman of the Board of Directors	Date

/s/ Sebastien Cliche	August 15, 2016
Sebastien Cliche, Co-President, Chief Operating Officer and Director	Date

/s/ Martin Scholz	August 15, 2016
Martin Scholz, Executive Vice President and Director	Date

