Form 10-K
period 2016-12-31
ROI LAND INVESTMENTS LTD
filed 2017-12-29
CIK 1509879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2016

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-54368

ROI LAND INVESTMENTS LTD.

(Exact name of registrant as specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1574051 (I.R.S. Employer Identification No.)

1002 Sherbrooke West, Suite 1430, Montreal, Quebec H3A 3L6

(Address of principal executive offices)

Tel: 514-416-4764

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2016, the last day of registrant’s most recently completed second quarter, the aggregate market value of the Series A Common Stock held by non-affiliates of the registrant was $3.2 million. For purposes of this response, the registrant has assumed its directors, executive officers and beneficial owners of 5% or more of its Series A Common Stock are deemed affiliates of the registrant.

As of December 28, 2017, there were 53,971,846 shares of the Company’s par value $0.0001 Series A Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward- looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report.

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

On September 17, 2013, Lamar Investment Ltd (“Lamar”) purchased 5,000,000 shares of restricted common stock of Conex MD, Inc., representing 59% of the shares in the Company, from its then two Directors, Dr. Jacob Bar Ilan and Dr. Ely Steinberg for $230,000 in cash. On September 17, 2013, the shareholders of the Company elected two new Directors, Patrick Bragoli and Sebastien Cliche. On October 28, 2013, FINRA gave final approval to the name change to ROI Land Investments Ltd. and assigned the ticker symbol to ROII to better reflect the new direction of the Company. Subsequently, on May 19, 2014, Mr. Bragoli resigned as Director. On August 19, 2014, the shareholders of the Company elected Robert Boisjoli and Sami Chaouch to the board of directors. Mr. Boisjoli resigned as director on September 24, 2015 and Philippe Germain was appointed to fill the vacancy on September 25, 2015. Each of Messrs. Cliche, Chaouch and Germain were elected by the shareholders of the Company at the Company’s Annual Meeting on November 9, 2015.

We are a land development company that owns and operates businesses in the land development industry. The Company's business model consists of acquiring attractive land, optimizing zoning restrictions, obtaining necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to established residential and commercial building developers. We may also opportunistically consider real estate development. Our mission is to maximize our return on investment within the land development sector in North America as well as internationally. These investments and/or acquisitions may be directly acquired by our Company or via qualified Joint Venture Partners. Alternatively, our Company, for practical purposes, functions as a land banking firm. We strive to maintain the utmost respect of the environment, particularly by emphasizing and preserving more green spaces than the local laws require.

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

On March 18, 2016, the Board of Directors increased the number of its members from 3 to 5 and appointed Slim Feriani and Martin Scholz to fill the vacancies created by such increase. The Company also appointed Slim Feriani as Executive Vice President- Finance and Investments and Chief Financial Officer and Martin Scholz as Executive Vice President.

On March 23, 2016, the Company organized ROI Securitization SA, a Luxembourg corporation as a wholly-owned subsidiary. ROI Securitization SA was organized to sell debt securities in Europe to fund the Company’s land and real estate projects.

On April 5, 2016, the Board of Directors appointed Sami Chaouch as Chief Executive Officer and Sebastien Cliche as Co-President and Chief Operating Officer. Philippe Germain, who previously served as the Company’s President was appointed to serve as Co-President.

On May 27, 2016, Philippe Germain resigned from the Board of Directors of the Company.

On August 2, 2016, Slim Feriani resigned from the Board of Directors and from his position as the Company’s Chief Financial Officer. The Board of Directors appointed Mohsen Maaouia as the interim Chief Financial Officer to replace Slim Feriani.

On August 22, 2016, the Board of Directors of elected Sebastien Cliche to serve as President of the Company. Sebastien Cliche previously served as Co-President of the Company. Philippe Germain resigned from his position as Co-President of the Company.

On November 10, 2016, Martin Scholz resigned from the Board of Directors and from his position as Executive Vice President of the Company.

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

Market Opportunity

ROI has developed several compelling reasons for market and industry success:

•	Experienced management team

-	Over 70 years of combined real estate development experience

-	Over 1000 combined lots developed in the past 10 years by the team

-	Strategic network of construction companies, financial institutions and owners of large available land tracts

-	Ability to promptly identify and close land acquisitions

-	Ability to manage complex transactions

•	Prime Location Selection focusing on attractive markets for profit taking through land development:

-	Canada: Quebec and British Columbia

-	United States: Colorado

-	Europe: French Riviera

UAE: Dubai

Current Projects

We currently have the following real estate projects under development:

Beauport, QC

This project is a low density project in Beauport, a city in the suburbs of Quebec. No other parcel of land is available in this strategic sector of the city. There are already 3 building contractors interested in reserving lands on this parcel. The main roads are 2 km away from the project and all services, including a shopping center, restaurants, grocery store, clinic, primary school and high school etc. are less than 1 km away. The projects will consist of townhouses, semi- detached and standard houses. Infrastructures will be necessary and are included in the budget. No significant development of this property occurred during the year ended December 31, 2016.

As of December 31, 2016, we have invested $4,724,686 (CAD 6,362,780) in the property.

Terrace, BC

Terrace is a city on the Skeena River in British Columbia, Canada. The Terrace region was a booming market in 2015 because of the Liquefied Natural Gas (LNG) projects underway. Companies invested hundreds of millions of dollars in advanced work in order to be prepared for LNG. We had decided to participate in this opportunity by buying lands on which we expect to build apartments as the Terrace region had a lack of available housing and a strong need to house their employees. Stemming from the significant decline in global oil and gas prices in 2016, many LNG projects across British Columbia were delayed or discontinued and as such, housing demands in this region also rapidly diminished. No significant development of these properties occurred during the year ended December 31, 2016.

We currently own three properties in Terrace with a total cost to date of $1,602,875 (CAD 2,158,608).

Kitimat, BC

The Kitimat region was booming due to the LNG projects underway. Companies have invested hundreds of millions of dollars in advanced work in order to be prepared for the LNG projects. Accordingly, this region experienced a severe lack of infrastructure and single family dwellings needed to house their workers. Investments have been made into this region to help strengthen the local community and to create economic advantages for future generations of British Columbians. We incurred $50,000 of development costs on this property during the year ended December 31, 2015. Stemming from the significant decline in global oil and gas prices in 2016, many LNG projects across British Columbia were delayed or discontinued and as such, housing demands in this region also rapidly diminished.

We acquired approximately 250,000 square feet of prime residential land development to build over 300 apartment units. To date, we have invested $1,673,366 (CAD 2,253,540) in the property in Kitimat.

Louisette, France

Louisette is located in Seyne sur Mer, Var, South of France. The land is less than 5 minutes from the Six-Fours beach, which is a region rich in tourism. We are co- investing on this project with Rome Finance Group and Capital Evolution Group SAS. As of December 31, 2016, we own 2% of the project through an investment in shares of Society Louisette Memories SARL.

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

We acquired 220 acres (equivalent to 9,583,200 square feet of land) and 763 water rights in Evans. As of December 31, 2016, we have invested $6,717,876 in the property in Evans and have incurred an additional $1,029,944 in development costs. Beginning in 2018 and in affiliation with a local construction company(s), ROI intends to develop approximately 950 lots in approximately four phases. The project will feature a mix of housing units, including single family homes, town homes, duplexes and condos. The Company also plans to build a park as well as commercial and retail areas. A new middle school was opened last fall adjacent to the property, which is expected to further fuel demand for quality housing.

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

On May 15, 2016, the Company received a termination letter from PNC terminating the agreement dated February 7, 2016 for non-payment of the amounts due under the agreement. As a result, the Company forfeited the $4,701,205 (AED 17,271,099) of deposits. A total of $5,048,032 (AED 18,545,258), including $346,827 (AED 1,273,583) of closing and development costs, has been charged to operating expenses for the year ended December 31, 2016 as abandoned project costs. However, the Company is still in negotiations with PNC to acquire a reduced size and price of the land it had agreed to under the agreement dated February 7, 2016 and apply the deposits to this restructured arrangement. Negotiations are under way, but the likelihood that the Company will be successful in reaching a satisfactory agreement is dependent on its ability to pay at least a portion of the new acquisition price. As a result, there can be no assurance that the acquisition will occur as contemplated or at all. During the year ended December 31, 2016, the Company also incurred $273,048 of other costs related to the project and wrote-off leasehold improvements related to a lease in Dubai for an amount of $299,475.

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

As of December 31, 2015, the Company had a mortgage note receivable outstanding with CTC for $154,994 (CAD 215,000). The note bears interest at 8% and was due on the earlier of (i) December 30, 2015 or (ii) the date upon which the subject property is sold by CTC. The mortgage note is in default at December 31, 2015; however, it is collateralized by a mortgage on the property. During the year ended December 31, 2016, CTC defaulted on the mortgage note and therefore the note receivable was impaired. Management believes that the recoverability of this amount is less than probable. The Company initiated the process to activate the mortgage and seize the underlying land. While the Company believes that it will successfully hold ownership of the subject property, there is no probable assurance regarding the timing of such outcome. Therefore, the subject property has not been recorded as real estate under development and sale in the accompanying consolidated balance sheet as of December 31, 2016.

During the year ended December 31, 2015, the Company assumed a second mortgage note due to a related party by CTC and CTC agreed to reimburse the Company for the full amount of the mortgage and accrued interest due thereon. The loan bears interest at 6% per annum and is due April 13, 2016. The amount of the mortgage loan due from CTC at December 31, 2015 is $288,360 (CAD 400,000). During the year ended December 31, 2016, CTC defaulted on the mortgage note and therefore the note receivable was impaired. Management believes that the recoverability of this amount is less than probable. The Company initiated the process to activate the mortgage and seize the underlying land. While the Company believes that it will successfully hold ownership of the subject property, there is no probable assurance regarding the timing of such outcome. Therefore, the subject property has not been recorded as real estate under development and sale in the accompanying consolidated balance sheet as of December 31, 2016.

On December 31, 2015, the Company had an unsecured note receivable outstanding with CTC for $630,788 (CAD 875,000). The note bears interest at 8%, was due December 30, 2015 and is in default as of December 31, 2015. The funding from the note was used for the development and construction on the property for which the Company has two mortgage notes receivable. The property consists of six townhomes which are substantially complete and currently held for sale by CTC. As CTC has not responded to requests for payment on the note and has not provided any evidence of the use of funds, the Company has established a full reserve on the collectability of the note receivable, and $52,986 (CAD 73,500) of accrued interest as of December 31, 2015. The Company is vigorously pursuing the collection of the note but has not been successful as of December 31, 2016.

During the year ended December 31, 2015, the Company loaned CTC $1,012,237 (CAD 1,404,130) in the form of unsecured notes for the development of one of its properties. The notes bear interest at 8% per annum and were due December 30, 2015. The notes are in default at December 31, 2015. As CTC has not responded to requests for payment on the notes and has not provided any evidence of the use of funds, the Company has established a full reserve on the collectability of the notes receivable, and $56,162 (CAD 67,314) of accrued interest, as of December 31, 2015. The Company plans to vigorously pursue the collection of these notes. The Company is vigorously pursuing the collection of the note but has not been successful as of December 31, 2016.

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

Employees

We currently have seven full-time and two part-time employees. We use the services of numerous consultants to provide day-to-day and project based duties.

Item 1A. Risk Factors

Not required by smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 1002 Sherbrooke West, Suite 1430 Montreal, Quebec H3A 3L6. This office is approximately 1,951 square feet in size. The lease will expire on February 20, 2020 and requires monthly rent of $2,209 (CAD 2,926).

The Company leases an office in Stuttgart, Germany. This office is approximately 1,100 square feet. The lease expired on March 31, 2016, and was extended to June 30, 2016, and requires a monthly rental of $5,500 (EUR 5,056). The Company, through its subsidiary ROI DEV, entered into a new lease agreement for an office in Nuertingen, Germany. The office is approximately 1,334 square feet in size. The lease expires on September 30, 2021, and requires a monthly rental of $1,159 (EUR 1,100) for the first year which increases to $1,201 (EUR 1,140) for the fifth year.

Item 3. Legal Proceedings

On August 6, 2015, Mrs. Gloria Julie Couillard and Tekno Forme (“Plaintiffs”) filed a complaint naming CTC, its President, ROI DEV, Philippe Germain and Sebastian Cliche as co-defendants claiming unpaid fees of $207,638. On September 2, 2015, a default judgement was served against CTC. CTC and its President are applying to set aside the default judgement against them and the Company is opposing the Plaintiff’s notice of Application. On October 9, 2015, the Plaintiff registered a lien on the Company’s Canadian properties in the amount of $207,638. On March 17, 2017, the Plaintiff agreed to release its judgment filed against the Company’s Canadian properties and removed its lien, in its entirety, registered on the these properties.

On September 14, 2015, the Company received a notification from the American Arbitration Association (“AAA”) of a Request for Mediation, dated September 8, 2015, filed by Seth Shaw, pursuant to a mediation and arbitration clause contained in a Consulting Agreement allegedly entered into between the Company and Seth Shaw on May 1, 2014. The Company executed such agreement but believes that Seth Shaw failed to perform under said agreement. Mr. Shaw believes that the agreement is valid and in effect. The matter under dispute is 500,000 shares of the Company’s Series A common stock which were to be issued to Mr. Shaw pursuant to such agreement. A certificate for such shares was issued but never delivered to Mr. Shaw, because the Company cancelled the Agreement for failure to perform. The Company cancelled the shares and recorded a liability for the then value of the shares of $175,000 which was included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2015. The Company and Mr. Shaw met in mediation on February 22, 2016 with no resolution achieved. The parties then attended an arbitration evidentiary hearing on January 20, 2017 whereby the arbitrator, on March 30, 2017, issued a final award ruling that Mr. Shaw was entitled to recover $755,125 from the Company for breach of contract claim and $103,110 of legal fees. The Company intends to vigorously defend itself in judicial court from these claims by Mr. Shaw and has recorded a liability of $250,000 in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2016, as being the best estimate of the possible outflows to settle this case.

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201 of Regulation S-K.

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

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	High	Low	High	Low
First Quarter	$1.50	$0.41	$3.10	$1.70
Second Quarter	$0.85	$0.07	$3.00	$2.80
Third Quarter	$0.17	$0.03	$2.95	$2.01
Fourth Quarter	$0.17	$0.05	$2.50	$1.00

As of December 31, 2016, the Company’s common stock was held by 200 shareholders of record.

Our authorized capital stock consists of 50,000,000 shares of preferred stock, par value $0.0001, and 200,000,000 shares of common stock, par value $0.0001 per share of which 160,000,000 shares are Series A voting common stock and 40,000,000 shares are Series B non-voting common stock.

As of December 31, 2016, 53,971,846 shares of Series A common stock were issued and outstanding and no shares of Series B common stock was issued or outstanding. The holders of our common stock:

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

As of December 31, 2016, the Company’s Series A preferred stock and Series B preferred stock were held of record by two and 14 shareholders, respectively.

The Series A preferred stock is identical to the common stock of the Company, except that each share of the 200,000 Series A Preferred Stock has 150 votes per share instead of the one vote per share of the Series A common stock.

The Series B preferred stock is identical to the Company’s common stock, except that each share of the Series B preferred stock has the following features:

(1)	The Series B preferred stock shall not be convertible into the Company’s common stock unless and until (i) a class of the Company's capital stock commences trading upon the U.S. NASDAQ trading system (the "NASDAQ Uplisting"), or (ii) the Company notifies the holders of the Series B preferred stock that their shares may be converted into common stock (whether or not the NASDAQ Uplisting has then yet occurred); after which time the Series B preferred stock shall be convertible as and to the extent set forth below.

(2)	When any shares of Series B preferred stock are converted into common stock, they shall be converted at the rate of three (3) shares of common stock for the "Effective Value" (defined below) of each of the Series B preferred stock.

(3)	The Series B preferred stock shall accumulate dividends at the rate of 8% per annum, prorated for partial years, such that, at the time of its conversion, every share of Series B preferred stock shall convert at a rate (the "Effective Value") computed by adding to it the cumulative value of its accumulated dividends. For example, if ten shares of the Series B preferred stock have been held for two years and six months, when they are converted into common stock they each will have an Effective Value of 1.20 shares, and collectively an Effective Value of 12 shares. Since each share of Series B preferred stock converts into three shares of common stock, all ten shares will convert into 36 shares of common stock. Upon conversion, no fractional shares of common stock shall be issued, but rather fractional common stock shares shall be settled in cash.

(4)	If the purchaser of Series B preferred stock is an existing holder of the common stock, then the Company may at its discretion extend to any such purchaser the option to pay for some or all of the purchase price of the Series B preferred stock by means of submitting to the Company to be held in treasury some of such holder's shares of common stock, at a valuation to be determined by the Company's Board of Directors in their sole but reasonable discretion.

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

Related Stockholder Matters

None.

Purchase of Equity Securities

On May 9, 2016, the Company issued 100,000 shares of Series A preferred stock, par value $0.0001 per share to each of Sami Chaouch and Sebastien Cliche against receipt from each of them of 100,000 shares of Series A Common Stock held by them. No additional consideration was provided to the Company for the Series A Preferred Stock. These shares held in treasury will be used for future option exercises or for future conversion of the Series B Preferred Stock.

During the period from April 1, 2016 through December 31, 2016, the Company purchased from thirteen accredited investors a total of 1,889,226 shares of its Series A common stock and received $0.20 in cash for each share of Series A common stock purchased in exchange for 1,889,226 shares of its Series B preferred stock newly issued. These shares held in treasury will be used for future option exercises or for future conversion of the Series B Preferred Stock.

Recent Sales of Unregistered Securities

On May 9, 2016, the Company issued 100,000 shares of Series A preferred stock, par value $0.0001 per share to each of Sami Chaouch and Sebastien Cliche against receipt from each of them of 100,000 shares of Series A Common Stock held by them. No additional consideration was provided to the Company for the Series A Preferred Stock.

On September 6, 2016, the Company issued 350,000 shares of its Series B preferred stock to an accredited investor for debt issuance costs at a fair value of $94,500.

On September 27, 2016, the Company issued to thirteen accredited investors a total of 1,889,226 shares of Series B preferred stock in exchange for its Series A common stock and cash. The proceeds were used for working capital.

During the period from April 1, 2016 through December 31, 2016, the Company received cash, net of cash issuance costs, of $573,915 for subscriptions for 1,129,556 shares of its Series B preferred stock from fourteen accredited investors. The shares have not been issued as of December 31, 2016. The proceeds will be used for working capital.

During the period from April 1, 2016 through December 31, 2016, the Company received cash, net of issuance costs, of $2,161,714, for 3,845,226 shares of its common stock. The proceeds were used for working capital.

During the period from April 1, 2016 through December 31, 2016, the Company received from twenty-three accredited investors subscriptions to purchase notes of the Company for $1,945,574 in cash, net of issuance costs. The terms of the notes have not yet been finalized. When completed, the proceeds will be used to fund the Company’s projects and for working capital.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

Revenues

Revenues consist of interest income earned on notes receivable. Our revenues were $-0- for the year ended December 31, 2016 compared to $119,523, net of a reserve of $15,749 for uncollectible loans, for the year ended December 31, 2015. Recognition of interest income for fiscal year 2016 was suspended as collectability was not reasonably assured.

Operating Expenses

For the year ended December 31, 2016 our total operating expenses were $17,232,985 compared to $10,627,265 for the year ended December 31, 2015 resulting in an increase of $6,605,720. The increase in operating expenses primarily resulted from an increase in abandoned project costs by approximately $5.2 million mostly attributable to the losses incurred on the Company’s Sobha Hartland Dubai project as well as an increase in cash based consulting fees by approximately $1.6 million as the Company had two additional executives in fiscal 2016 and also retained more third-party consultants during fiscal 2016 on existing and pipeline projects. Such increase was partially offset by a decrease in the amount of loan loss provisions by approximately $1.3 million.

Other income and expenses consisted of interest expense of $2,174,615 in 2016 (2015: $1,370,122) offset by gains on extinguishment of debt of $-0- in 2016 (2015: $83,449) and foreign currency transaction gains of $198,116 in 2016 (2015: $77,754).

As a result, net loss was $19,209,484 for the year ended December 31, 2016 compared to $11,716,661 for the year ended December 31, 2015.

Liquidity and Capital Resources

Overview

Historically, we have financed our cash flow and operations from the sale of common stock and issuance of notes payable. Our principal use of funds during the years ended December 31, 2016 and 2015 was for the acquisition of properties, the funding for property projects and development, and general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2016 compared to the year ended December 31, 2015

As of December 31, 2016, we had cash of $557,972 and a deficit in working capital of $18,463,156. We used cash in operations of $10,469,799 for the year ended December 31, 2016 compared to negative cash flow from operations of $14,474,680 for the year ended December 31, 2015. The negative cash flow from operating activities for the year ended December 31, 2016 is attributable to the Company's net loss from operations of $19,209,484, unrealized foreign exchange gain of $599,429 and changes in operating assets and liabilities of $288,895, offset by amortization of $12,615, stock-based compensation of $2,282,285, stock issued for services of $53,200, amortization of debt issuance costs of $318,457, accretion of debt discount of $103,240, amortization of profit participation discount of $46,151, reserve for uncollectible loans of $501,529, write-off of acquisition deposits of $112,187 and abandoned project costs of $5,620,555. Cash used in operations for the year ended December 31, 2015 is attributable to the Company's net loss from operations of $11,716,661, gain on extinguishment of debt of $83,449 and changes in operating assets and liabilities of $7,406,189, offset by amortization of $12,696, stock-based compensation of $2,434,438, amortization of debt issuance costs of $340,784, accretion of debt discount of $102,958, and amortization of profit participation discount of $65,714, and reserve for uncollectible loans of $1,775,029.

Cash from investing activities for the year ended December 31, 2016 consisted of $164,023 of repayment of advances to a related party while cash used in investing activities for the year ended December 31, 2015 consisted of $185,061 of advances to a related party.

Net cash provided by financing activities for the year ended December 31, 2016 consisted of $3,397,222 from the issuance of a mortgage note payable, $500,000 from the issuance of loans payable to a third party, $222,603 from the issuance of loans payable to related parties, $2,162,500 from deposits received for notes payable, $377,999 from issuance of preferred stock, $573,915 from deposits for preferred stock issuable and $3,847,031 from the sale of common stock, net of cash issuance costs, offset by $115,000 of payments on convertible notes payable, $416,142 of payments on mortgage notes payable and $112,200 of payments on performance-linked notes payable. Net cash provided by financing activities for the year ended December 31, 2015 consisted of $865,080 from the issuance of a mortgage note payable, $415,000 from the issuance of loans payable to a third party, $284,643 from the issuance of loans payable to related parties, $3,003,009 from the issuance of notes payable, net of cash issuance costs, $3,931,131 for deposits received for notes payable, and $7,666,949 from the sale of common stock, net of cash issuance costs, offset by $1,160,865 of a payment on a land loan, $86,475 of payments on loans from related parties and $395,569 of payments on convertible notes payable.

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

Going Concern

The Company has incurred net losses of $19,209,484 and $11,716,661 for the years ended December 31, 2016 and 2015, respectively, and has incurred cumulative losses since inception of $36,226,353. The Company has a deficit in working capital of $18,463,156 as of December 31, 2016 and used cash in operations of $10,469,799 for the year ended December 31, 2016. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

There can be no assurance that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

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

We believe the following critical accounting policies govern our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserve for Loan Losses

The Company maintains its reserve for loans losses account for estimated losses resulting from the inability of its borrowers to meet their payment obligations. Management determines whether an allowance needs to be provided for an amount due from a borrower depending on the aging of its receivables, recent payment history, contractual terms and other qualitative factors. The amount of the allowance for doubtful accounts was $2.1 million and $1.6 million as of December 31, 2016 and 2015, respectively.

Income Taxes

The Company applies ASC subtopic 740-10 for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2016, the Company has a valuation allowance of $11.8 million. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

The Company applies ASC Topic 740, “Income Taxes.” ASC 740 clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s accounting policy is to accrue interest and penalties related to uncertain tax positions, if and when required, as interest expense and a component of other expenses, respectively, in the consolidated statements of operations.

Impairment of long-lived assets

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC Topic 360-10-15, “Impairment or Disposal of Long-Lived Assets.” In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC Topic 360-10-15. To the extent that estimated future undiscounted cash inflows attributable to the asset, less estimated future undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying value of assets can be supported by the undiscounted future cash flows. In calculating the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, gross margin percentages and terminal growth rates.

Stock Based Compensation

We measure stock compensation expenses in connection with our share-based awards based on the estimated value of the awards on the date of grant and recognize them as compensation expenses over the service period for such awards expected to vest. Therefore, we only recognize compensation cost for those awards expected to vest over the service of the award.

The fair value of stock awards is determined based on the number of shares granted and the quoted price of our common stock and fair value of share options is estimated on the date of grant using a Black-Scholes model. We estimate the volatility of our shares on the date of grant utilizing either the historical volatility of our publicly-traded shares or the price of shares sold to investors when determined to be more reliable. We estimate the risk-free interest rate based on rates in effect for United States government bonds with terms similar to the expected terms of the stock options, at the time of grant. We estimate the expected terms by taking into account the contractual terms and historical exercise patterns. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amount will be recorded as a cumulative adjustment in the period estimates are revised. Changes in our estimates and assumptions may cause us to realize material changes in share-based compensation expenses in the future.

Profit Participation Liability

The Company’s Beauport Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project was estimated to be approximately $1.2 million, based on management’s best estimates at inception of the notes and as of December 31, 2015, of which, $197,146 was the pro rata share of the Beauport Series A and D noteholders and was recorded as a profit participation liability, embedded within the notes. As of December 31, 2016, management revised the estimated profit for the project to be approximately $0.9 million and the balance profit participation liability was adjusted to $122,718. Changes in our estimates and assumptions may cause us to realize material changes in profit participation liability in the future.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 3 of the consolidated audited financial statements included elsewhere in this report.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2016 and 2015, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9a. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13(a)-15(e)/15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2016, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2016, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based upon the framework in Internal Control –Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2016, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2016:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and lack of experienced personnel to deal with complex accounting issues;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2016, we did not maintain effective internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described above during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table includes information with respect to all persons serving as executive officers and directors as of the date of the Form 10-K.

Name	Age	Positions

Martin Scholz	40	Chief Executive Officer, Chairman of the Board of Directors

Sebastien Cliche	34	President and Director

Stéphane Boivin	50	Chief Operating Officer and Director

Yuhi Horiguchi	41	Chief Financial Officer

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

Martin Scholz

Martin Scholz was appointed as our Chief Executive Officer and Chairman of the Board of Directors on May 9, 2017. Mr. Scholz previously served as Chief Sales Officer of the Company since October 2015. Prior to joining the Company, Mr. Scholz was a qualified financial consultant at Deutsche Bank for 20 years and a regional director for the independent sales force. While at Deutsche Bank, Mr. Scholz managed a team of financial advisors and he was responsible for providing a range of financial and real estate planning services to individuals and families. Mr. Scholz was also responsible for the acquisition of new private and business clients, organizational planning, strategic management and advising entrepreneurs on how to successfully develop their business. He is fluent in English and German.

Sebastien Cliche

Sebastien Cliche is the co-founder of the Company and was elected as a director of the Company on September 17, 2013 and was appointed as our Chief Executive Officer on May 19, 2014. Mr. Cliche resigned from his position as Chief Executive Officer and was appointed as Co-President and Chief Operating Officer on April 5, 2016 before becoming President on April 18, 2017. Mr. Cliche is a real estate developer and is currently involved in several development projects in Quebec City. In the last 10 years, Mr. Cliche contributed to the development of more than 500 residential units and commercial properties. He is also a General Partner in Azur & Capital Real Estate Fund - Quebec. He is fluent in French.

Stéphane Boivin

Stéphane Boivin was appointed as Chief Operating Officer on April 18, 2017 and as Director on May 9, 2017. Mr. Boivin has over 20 years' project development experience working with investors, plant managers, builders and architects. Having worked on various projects from luxury hotels to commercial and residential buildings to industrial and telecom infrastructures, including 22 office buildings in Brazil, Columbia, Mexico, the United States and Canada, Mr. Boivin will lend his senior leadership skills to all the projects ROI develops around the world. He is fluent in French and English.

Yuhi Horiguchi

Yuhi Horiguchi has over 17 years of experience in finance and accounting serving corporate clients primarily in Asia and the United States with a focus on financial management, business turnarounds, financial restructuring and mergers and acquisitions. Prior to joining the Company, he was a founding member and/or held executive roles in several Tokyo-based financial advisory firms. During his tenure, he was involved in various turnaround projects for financial service firms where he held executive positions and successfully achieved corporate turnarounds. Prior to founding his own firm, Mr. Horiguchi worked at Deutsche Securities Inc. where he was involved in identifying and analyzing corporate investment opportunities primarily in distressed debt, equity and real estate. He began his career at Ernst & Young LLP where he was an audit manager providing audit and business advisory services to Japanese and U.S corporate clients. He is fluent in English, Japanese and proficient in Portuguese.

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

Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons, the Company believes that, during the years ended December 31, 2016 and 2015, all of its Executive Officers, Directors, and 10% stockholders complied with the filing requirements applicable to them, except that Dr. Chaouch failed to filed a Form 4 or Form 5 with respect to the options granted to him under his Consulting Agreement, which were approved by the shareholders on November 9, 2015, Mr. Cliche failed to file a Form 4 or Form 5 with respect to the options granted to him under his Consulting Agreement, which were approved by the shareholders on November 9, 2015, and Mr. Germain failed to filed a Form 4 or Form 5 with respect to the options granted to him under his Employment Agreement, which were approved by the shareholders on November 9, 2015, and two private sales of common stock.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
				(1)	(1)	(2)
Sami Chaouch, Chief Executive Officer	2016	$–	$–	$–	$–	$300,000	$300,000
(Appointed Chief Executive Officer on April 5, 2016, resigned May 18, 2017)	2015	$–	$–	$–	$940,000	$185,000	$1,125,000

Sebastien Cliche, President (formerly Co-President)	2016	$–	$–	$–	$–	$300,000	$300,000
(Appointed August 22, 2016)	2015	$–	$–	$–	$940,000	$177,500	$1,117,500

Philippe Germain (formerly Co-President)	2016	$–	$–	$–	$–	$143,215	$143,215
(Appointed August 5, 2016, resigned Co-President on August 22, 2017)	2015	$–	$–	$–	$940,000	$177,500	$1,117,500

Martin Scholz, Chief Executive Officer (formerly Executive Vice President)	2016	$–	$–	$–	$10,840	$600,000	$610,840
(Appointed on May 9, 2017)	2015	$–	$–	$–	$–	$–	$–

Slim Feriani, Executive Vice President of Finance and Investments and Chief Financial Officer	2016	$–	$–	$–	$851,797	$450,000	$1,301,797
(Appointed March 18, 2016, resigned August 2, 2016)	2015	$–	$–	$–	$–	$–	$–

Mohsen Maaouia, Interim Chief Executive Officer	2016	$–	$–	$–	$–	$27,500	$27,500
(Appointed August 2, 2016, resigned April 18, 2017)	2015	$–	$–	$–	$–	$–	$–

(1)	Stock and option awards are valued based on the aggregate fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718. Option awards granted to Slim Feriani were entirely canceled upon his resignation on August 2, 2016.

(2)	Other compensation represents consulting payments made to the officer. Consulting agreement for Sami Chaouch is entered into between Esthete Inc., of which Sami Chaouch is the beneficial owner. Consulting agreement for Slim Feriani is entered into between SF International Consulting Limited, of which Slim Feriani is the beneficial owner.

The following table provides information regarding outstanding equity awards held by the named executive officers as of December 31, 2016:

Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards: Number of shares underlying unexercised unearned options	Option exercise price $	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $

Sami Chaouch	400,000	1,600,000	–	1.65	11/9/2025	–	–	–	–

Sebastien Cliche	400,000	1,600,000	–	1.65	11/9/2025	–	–	–	–

Philippe Germain	400,000	1,600,000	–	1.65	11/9/2025	–	–	–	–

Martin Scholz	750,000	–	–	1.65	11/1/2019	–	–	–	–

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

Employment Agreements

Effective August 1, 2015, we entered into Consulting Agreements with each of the Company’s then three officers (Sami Chaouch, Philippe Germain and Sebastien Cliche). The agreement may be terminated by either party with or without cause, provided that we must provide 90-days’ notice if we terminate the agreement without cause. Under each consulting agreement, the officer is entitled to a base salary of $300,000 per year and a cash bonus equal to 1.25% of EBITDA as determined by management based on the year-end audited financial statements of the Company. Additionally, each officer was granted non-qualified stock options to purchase up to 2,000,000 shares of the Company’s Series A Common Stock under the Company’s 2015 Equity Incentive Plan, which 2,000,000 shares is equal to 10.0 percent of the total number of shares which may be issued under the 2015 Stock Incentive Plan. Subsequent grants will be determined by the Board. In the event the Company terminates an officer’s consulting agreement without “cause” the Company has agreed to pay him a lump-sum severance amount equal to (1) three years of base salary, plus (2) the greater of (a) the annual cash bonus for the year of termination and (b) the highest bonus paid in the preceding three years. If the officer is terminated by the Company without cause within 36 months after a change in control then the shall be entitled to receive, in lieu of the foregoing termination payment, an amount equal to his average annual compensation during the three years preceding the tax year in which the date of termination occurs, multiplied by two.

Effective August 1, 2015, we entered into a consulting agreement with Martin Scholz. Under the terms of this agreement, Mr. Scholz is entitled to a base salary of $600,000 per year, a one-time signing bonus of $15,000, non-qualified stock options, to purchase up to 500,000 shares of the Company’s Series A Common Stock, vesting over a three-year period. The agreement also provides for additional non-qualified stock options, to purchase up to 250,000 shares of the Company’s Series A Common Stock, to be granted each quarter over the duration of this agreement vesting over a three-year period. This agreement is valid over three years unless earlier terminated based on the provisions in the agreement.

Effective February 1, 2017, we entered into a consulting agreement with Stéphane Boivin. Under the terms of this agreement, Mr. Boivin is entitled to a base salary of $300,000 per year, of which 50% shall be deferred until the completion of the Colorado project financing. This agreement is valid over a two-year period unless earlier terminated based on the provisions in the agreement.

Effective August 10, 2017, we entered into a consulting agreement with Yuhi Horiguchi. Under the terms of this agreement, Mr. Horiguchi will be paid $13,600 (CAD 18,000) per year. This agreement is valid over a one-year period unless earlier terminated based on the provisions in the agreement.

The following table provides information regarding the Company’s equity compensation plans as of December 31, 2016:

Plan Category

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	–	$ –	–

Equity compensation plans not approved by security holders	10,118,259	$ 1.54	–

Total	10,118,259	$ 1.54	–

Director Compensation

The following table sets forth director compensation for the years ended December 31, 2016 and 2015:

		Fees Earned	Stock	Option	All Other
Name	Year	in Cash	Awards	Awards	Compensation	Total
			(1)	(1)	(1)	(2)
Sami Chaouch, Chairman of the Board of Directors	2016	$–	$–	$–	$–	$–
(Resigned May 18, 2017)	2015	$–	$–	$–	$–	$–

Sebastien Cliche	2016	$–	$–	$–	$–	$–
	2015	$–	$–	$–	$–	$–
Philippe Germain,	2016	$–	$–	$–	$–	$–
(Resigned May 27, 2016)	2015	$–	$–	$–	$–	$–

Martin Scholz	2016	$–	$–	$–	$–	$–
(Appointed March 18, 2016, resigned November 20, 2016, reappointed April 18, 2017)	2015	$–	$–	$–	$–	$–

Slim Feriani	2016	$–	$–	$–	$–	$–
(Appointed March 18, 2016, resigned August 2, 2016)	2015	$–	$–	$–	$–	$–

(1)	Stock awards are valued based on the aggregate fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718.

(2)	Other compensation represents consulting payments made to the director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Series A Common Stock and Series A Preferred Stock as of June 30, 2017 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Series A Common Stock and Series A Preferred Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner (3)	Title of Stock Class	Amount and Nature of Beneficial Owner (1)		Percent of Class (2)
		Series A Common	Series A Preferred	Series A Common	Series A Preferred
Sami Chaouch (4) (5)	Series A Common	800,000	–	1.37%	–
Sebastien Cliche (4) (5)	Series A Common	2,200,000	–	3.78%	–
Sebastien Cliche (4) (5)	Series A Preferred	–	100,000	–	100.00%
Philippe Germain (4) (5)	Series A Common	1,557,779	–	2.67%	–
Martin Scholz (4) (5)	Series A Common	1,898,103	–	3.26%	–
Slim Feriani (4) (5)	Series A Common	23,333	–	0.04%	–
Mohsen Maaouia (5)	Series A Common	–	–	0.00%	–
Alternative Strategy Partners Pte. Ltd. (5)	Series A Common	2,722,573	–	4.67%	–
Oxbow Enterprises Limited (5)	Series A Common	2,676,191	–	4.59%	–
All Directors and Officers as a Group (6 persons)		6,479,215	100,000	11.12%	100.00%

(1)	"Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the Series A Common Stock and Series A Preferred Stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.

(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 58,270,105 shares of Series A Common Stock and 200,000 shares of Series A Preferred Stock, outstanding as of June 30, 2017, and shares of Series A Common Stock and Series A Preferred Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3)	Unless otherwise indicated, the address of each person listed is c/o ROI Land Investments Ltd., 1002 Sherbrooke West, Suite 1430 Montreal, Quebec H3A 3L6.

(4)	Indicates ownership held or controlled by current or former Director.

(5)	Indicates ownership held or controlled by current or former Officer.

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

Certain Relationships and Related Transactions

The Company leases a corporate apartment for Sebastien Cliche the Company’s President, a month-to-month basis. Monthly rental is $1,906 and total rent paid for the year ended December 31, 2016 was $5,719. This lease was cancelled on March 31, 2016. The Company also had $65,744 of accrued expenses due to Sebastien Cliche as of December 31, 2016.

During the year ended December 31, 2016 and 2015, the Company incurred business related expenses for Philippe Germain, the Company’s former Co-President, totaling $2,080 and $8,100, respectively. During the years ended December 31, 2016 and 2015, the Company leased a corporate apartment for Philippe Germain on a month-to-month basis. Monthly rental was $675 and total rent paid for the years ended December 31, 2016 and 2015 was $2,080 and $6,075, respectively. This lease was cancelled on March 31, 2016. The Company also had $148,634 of accrued compensation due to Philippe Germain as of December 31, 2016.

During the year ended December 31, 2016, the Company entered into two loan agreements with Philippe Germain totaling $103,488. The loans are unsecured, due in ninety days and bear interest at 8% per annum. $35,760 of the loan was repaid resulting in a principal balance of $67,705 and no accrued interest as of December 31, 2016. The funds were used for the Company’s general working capital purpose.

The Company leases a corporate apartment from Louise Gagner on a month-to-month basis. Ms. Gagner is the mother of Philippe Germain. Monthly rental is $1,000 and total rent paid for the year ended December 31, 2016 and 2015 was $3,000 and $12,000, respectively. This lease was cancelled as of March 31, 2016.

During the year ended December 31, 2015, the Company entered into multiple loan agreements with LMM Group Ltd. (“LMM”), a Swiss company, and received a total of $248,168. The loans are unsecured, bear interest at 8% per annum and are due at various dates beginning January 1, 2016. On December 10, 2015, $150,000 of the notes was assigned from LMM to 8010609 Canada Inc. The balance of the loans from LMM as of December 31, 2016 and 2015 is $62,488 and $98,168, respectively, and the balance of accrued interest is $11,445 and $5,978, respectively. Philippe Germain is the sole shareholder of LMM.

On October 29, 2015, 8010609 Canada Inc. loaned the Company $36,475 which was repaid on November 20, 2015. Additionally, on December 10, 2015, the $150,000 note held by LMM was assigned to 8010609 Canada Inc. On the same date, the Company repaid $50,000 of the note. The notes are unsecured, bear interest at 8% per annum and are due on December 30, 2017. The balance of the loans from 8010609 Canada Inc. as of December 31, 2016 and 2015 is $100,000 and $100,000, respectively, and interest was accrued on the loans for $8,667 and $667, respectively. The Company also incurred $50,000 of consulting fees to 8010609 Canada Inc. during the year ended December 31, 2016 of which $12,121 remained outstanding as of December 31, 2016. Philippe Germain is also the sole shareholder of 8010609 Canada Inc.

On October 13, 2015, the Company assumed a second mortgage note due to 9202 4462 Quebec Inc. of $288,360 (CAD 400,000). 9202 4462 Quebec Inc. and the owner of 9202 4462 Quebec Inc. are shareholders of the Company. The loan is secured by a second rank mortgage on a property owned by CTC, bears interest at 6% per annum and was due April 13, 2016. As of December 31, 2016, the principal balance of the loan was $297,040 and $288,360, respectively, and accrued interest was $12,020 and $3,745, respectively. As of December 31, 2016, the note is in default but the Company is currently in negotiation with the note holder for an extension.

During the years ended December 31, 2016 and 2015, the Company incurred $67,212 and $30,000, respectively, to Maxim Cliche, the brother of Sebastien Cliche, for consulting services. $20,035 was due to Maxim Cliche as of December 31, 2016.

During the year ended December 31, 2016, the Company entered into two loan agreements with Louis Gagner totaling $87,130. Ms. Gagner is the mother of Philippe Germain. The loans are unsecured, due in ninety days and bear no interest. The funds were used for the Company’s general working capital purpose.

The Company has $432,750 of accrued compensation due to SF International Consulting Limited as of December 31, 2016. SF International Consulting Limited is an entity controlled by Slim Feriani.

The Company has $121,615 of accrued compensation due to Gulf Central Agency Assets Management Ltd. as of December 31, 2016. Slim Feriani is the Chairman of this entity.

The Company has $467,003 of accrued compensation and expenses due to Martin Scholz as of December 31, 2016.

On September 10, 2015, the Company entered into an agreement to acquire 14,400 shares of Capital Evolution Groupe SAS (“CEG”), a French limited liability company, for $112,187 (EUR 100,000). The Company’s Co-President, Philippe Germain, is a shareholder of CEG. As of December 31, 2015, $112,187 was paid for the investment and was classified as an acquisition deposit in the accompanying consolidated statements of financial position. On April 5, 2016, the Company agreed to acquire an additional 144,459 shares of CEG for $1,575,686 (EUR 1,444,590) from Philippe Germain, subject to completion of due diligence by the Company and official registration of the shares in France. The shares to be acquired will bring the Company’s interest in CEG to 58% once the transaction was consummated. On April 5, 2016, the total consideration for the shares was adjusted to $551,490 (EUR 505,607) by mutual agreement between the parties. During the year ended December 2016, the Company and the shareholders of CEG agreed to rescind the share purchase agreement, to reverse all past investments, expenditures and payables related to CEG and to reimburse the Company for the net balance of $21,038. The Company recorded a net loss from investment in CEG of $164,952 during the year ended December 31, 2016 and classified the amount to be reimbursed to the Company as advances to related party in the accompanying consolidated balance sheets. Management believes that such amount is recoverable as of December 31, 2016 and that no provision is necessary.

During the year ended December 31, 2015, the Company paid $257,573 and issued 149,004 shares of its common stock valued at $150,484 to Acadian Advisors and Associates (“Acadian”), a subsidiary of CEG, for equity and debt issuance costs. During the year ended December 31, 2016, the Company incurred $352,003 to Acadian for equity issuance costs. The Company had outstanding balances due to Acadian of $124,576 and $148,271 as of December 31, 2016 and 2015, respectively.

During the year ended December 31, 2015, the Company paid $156,286 and has accrued 58,949 shares of its common stock valued at $45,218 to be issued, to Rome Finance Investissement (“Rome”) for equity and debt issuance costs. Rome is a subsidiary of CEG. There are no transactions between the Company and Rome during the year ended December 31, 2016.

On January 19, 2016, the Company entered into a three-year Consulting Agreement (the “Consulting Agreement”) with SF International Consulting Limited (“SF”), to obtain the services of Slim Feriani. Pursuant to the terms of the Consulting Agreement, SF or Slim Feriani shall be paid a $100,000 signing bonus, and $50,000 a month for the duration of the Consulting Agreement. In addition, SF or Slim Feriani shall receive 23,333 shares of the Company’s common stock and a five-year stock option to purchase 750,000 shares of the Company’s common stock at the price of $1.50 a share. Such option will vest annually at 250,000 shares a year. In addition, SF or Slim Feriani will receive each quarter during the term of the Consulting Agreement a five-year option to purchase 250,000 shares of the Company’s common shares at a price which is 110% of the last subscription price. Each such option will vest annually in equal amounts of 83,333 shares (83,334 shares on the third anniversary). In August 2016, in connection with Slim Feriani’s resignation as the Company’s Chief Financial Officer, the Company also canceled its options issued to SF in accordance with the terms of the Consulting Agreement. $432,750 of accrued compensation was due to SF as of December 31, 2016.

On January 19, 2016, the Company entered into a three-year Mutual Engagement Agreement with Gulf Central Agency Assets Management Ltd. (“GCA”), pursuant to which GCA will provide the Company with advice on a non-exclusive basis on securing financing of ROI’s foreign real estate ventures. GCA will be paid GBP 25,000 per month, payable quarterly, and a success fee equal to 4% of the principal amount of any investments which GCA arranges with foreign investors. The Company’s former Chief Financial Officer, Slim Feriani, is the Chairman of GCA. In August 2016, in connection with Slim Feriani’s resignation as the Company’s Chief Financial Officer, the Company also canceled its agreement with GCA. The Company incurred $305,339 of consulting fees to GCA during the year ended December 31, 2016 of which $121,615 was outstanding as of December 31, 2016.

Item 14. Principal Accounting Fees and Services Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for professional services rendered by Raymond Chabot Grant Thornton SENCRL and Marcum LLP, with respect to the audits of our 2016 and 2015 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	For the Year Ended December 31,
	2016	2015
Audit Fees - Raymond Chabot Grant Thornton SENCRL	$135,900	$–
Audit Fees and Audit-related Fees - Marcum LLP (1)	–	125,000
Total	$135,900	$125,000

(1)	In 2016, the Company also paid $17,696 related to its quarterly review for the three months ended March 31, 2016, before the change of auditor announced in May 2017.

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

In 2016, the Company also paid $9,065 to Atwell SARL for the audit of ROI SEC for its fiscal year ended December 31, 2016.

Pre Approval Policies and Procedures

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit No.	Description
21.1	Subsidiaries of the Company*
31.1	Rule 13a-14(a) Certification by the Principal Executive Officer*
31.2	Rule 13a-14(a) Certification by the Principal Financial Officer*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**

* Filed herewith.

** To be filed by amendment.

ROI Land Investments Ltd. and Subsidiaries

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ROI Land Investments Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of ROI Land Investments Ltd. and Subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statement of operations and comprehensive loss, cash flows and stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROI Land Investments Ltd. and Subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred losses since inception, has a working capital deficiency and needs to raise additional funds to meet its obligations and sustain its operations. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raymond Chabot Grant Thornton LLP

Raymond Chabot Grant Thornton LLP

Montreal, Québec, Canada

December 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ROI Land Investments Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of ROI Land Investments Ltd. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/  Marcum LLP

Marcum LLP

New York, NY

April 12, 2016

ROI Land Investments Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$557,972	$424,218
Mortgage notes receivable, net of allowance for loan losses of $443,354 and $-0- as of December 31, 2016 and 2015, respectively	–	443,354
Notes receivable, net of allowance for loan losses of $1,643,025 and $1,643,025 as of December 31, 2016 and 2015, respectively	–	–
Advances to related party	21,038	185,061
Cash in escrow for interest payments	196,162	52,166
Acquisition deposit, related party	–	112,187
Other current assets	12,807	258,035
Total current assets	787,979	1,475,021

Other assets:
Real estate held for development and sale	15,748,747	14,798,000
Deposits on land	–	3,148,032
Investment in cost-method investee	56,080	56,080
Other assets, net	21,248	73,293
Total other assets	15,826,075	18,075,405

Total assets	$16,614,054	$19,550,426

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,053,134	$1,973,512
Convertible notes payable, net of debt discounts, current	1,420,123	1,457,068
Mortgage note payable	2,215,520	865,080
Loans payable	4,265,000	3,765,000
Loans from related parties	709,131	486,528
Deposits on notes payable, net of issuance costs	5,588,227	3,741,821
Total current liabilities	19,251,135	12,289,009

Other liabilities
Convertible notes payable, net of debt discounts, noncurrent	3,116,547	2,892,047
Mortgage note payable	1,513,441	–
Performance-linked notes payable, net of debt discounts	3,392,458	3,431,692

Total liabilities	27,273,581	18,612,748

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Series A, 30,000,000 shares authorized, par value $0.0001, 200,000 shares issued and outstanding as of December 31, 2016 and no shares issued or outstanding as of December 31, 2015	20	–
Preferred stock, Series B, 20,000,000 shares authorized, par value $0.0001, 2,239,226 shares issued and 3,368,782 shares outstanding as of December 31, 2016 and no shares issued or outstanding as of December 31, 2015	337	–
Common stock, Series A, 160,000,000 shares authorized, par value $0.0001, 56,061,072 shares issued and 53,971,846 shares outstanding as of December 31, 2016 and 50,615,397 shares issued and outstanding as of December 31, 2015, respectively	5,606	5,062
Common stock, Series B, 40,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Additional paid-in capital	26,839,938	20,035,692
Preferred stock issuable	573,802	–
Treasury stock	(209)	–
Accumulated other comprehensive loss	(1,852,668)	(2,086,207)
Accumulated deficit	(36,226,353)	(17,016,869)
Total stockholders' equity	(10,659,527)	937,678

Total liabilities and stockholders' equity	$16,614,054	$19,550,426

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2016	2015
Revenue:
Interest income, net	$–	$119,523

Operating expenses:
Compensation	652,797	320,542
Consulting fees	6,877,696	5,240,029
Professional fees	1,402,495	1,239,614
Travel expenses	1,132,413	903,067
Abandoned project costs	5,620,555	351,183
Provision for loan losses	501,529	1,775,029
General and administrative expenses	1,045,500	797,801

Total operating expenses	17,232,985	10,627,265

Loss from operations	(17,232,985)	(10,507,742)

Other income (expense):
Interest expense	(2,174,615)	(1,370,122)
Gain on extinguishment of debt	–	83,449
Foreign currency transaction gain	198,116	77,754
Total other expense	(1,976,499)	(1,208,919)

Loss before income taxes	(19,209,484)	(11,716,661)

Provision for income taxes	–	–

Net loss	$(19,209,484)	$(11,716,661)

Net loss per share - basic and diluted	$(0.36)	$(0.26)

Weighted average number of shares outstanding - Basic and Diluted	53,749,863	45,238,139

Net loss	$(19,209,484)	$(11,716,661)

Foreign currency translation gain (loss)	233,539	(1,644,468)

Total comprehensive loss	$(18,975,945)	$(13,361,129)

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(19,209,484)	$(11,716,661)
Adjustments to reconcile net loss to net cash used in operations:
Amortization	12,615	12,696
Stock based compensation	2,282,285	2,434,438
Stock issued for services	53,200	–
Amortization of debt issuance costs	318,457	340,784
Accretion of debt discount on convertible notes payable	103,240	102,958
Accretion of profit participation discount on convertible notes payable	46,151	65,714
Provision for loan losses	501,529	1,775,029
Write off of acquisition deposit, related party	112,187	–
Gain on extinguishment of debt	–	(83,449)
Abandoned project costs	5,620,555	–
Unrealized foreign exchange gain	(599,429)	–
Changes in operating assets and liabilities:
Notes receivable	(58,175)	(1,047,621)
Interest receivable	36,571	(31,580)
Cash in escrow for interest payments	(143,996)	272,230
Acquisition deposit, related party	–	(112,187)
Other current assets	208,658	(183,508)
Real estate held for development and sale	(2,603,422)	(3,935,039)
Deposits on land	–	(3,148,032)
Other assets	(230,360)	(39,288)
Accounts payable and accrued expenses	3,079,619	818,836
Net cash used in operating activities	(10,469,799)	(14,474,680)

Cash flows from investing activities:
Advance to related party	164,023	(185,061)
Net cash provided by (used in) investing activities	164,023	(185,061)

Cash flows from financing activities:
Payments on convertible notes payable	(115,000)	(395,569)
Proceeds from the issuance of mortgage note payable	3,397,222	865,080
Payments on mortgage notes payable	(416,142)	–
Proceeds from the issuance of loans payable	500,000	415,000
Payment of loans payable	–	(1,160,865)
Proceeds from loans from related parties	222,603	284,643
Payments on loans from related parties	–	(86,475)
Proceeds from deposits for notes payable, net of cash issuance costs	703,422	3,931,131
Proceeds from issuance of performance-linked notes payable, net of cash issuance costs	(1,900,000)	3,003,009
Payments on performance-linked notes payable	(112,200)	–
Proceeds from issuance of preferred stock, net of cash issuance costs	377,999	–
Proceeds from deposits of preferred stock issuable, net of cash issuance costs	573,915	–
Proceeds from sale of common stock, net of cash issuance costs	3,847,031	7,666,949
Net cash provided by financing activities	10,437,928	14,522,903

Effect of exchange rate changes on cash	1,602	(184,765)

Net increase (decrease) in cash	133,754	(321,603)

Cash at beginning of year	424,218	745,821

Cash at end of year	$557,972	$424,218

Continued

7

ROI Land Investments Ltd. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2016	2015

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,237,936	$840,959

Supplemental disclosure of non-cash investing and financing activities:

Acquisition of land held for development:
Real estate held for development and sale	$–	$(3,350,000)
Loans payable	$–	$3,350,000

Assumption of mortgage notes receivable:
Mortgage notes receivable	$–	$(288,360)
Interest receivable	$–	$(12,973)
Loans from related parties	$–	$288,360
Accrued interest	$–	$12,973

Accrued issuance costs:
Deferred debt issuance costs	$–	$–
Performance-linked notes payable, net of discount costs	$–	$(43,205)
Deposits on notes payable	$–	$(2,013)
Additional paid in capital	$–	$(162,353)
Accounts payable and accrued expenses	$–	$207,571

Series A preferred stock issued in exchange for common stock:
Common stock	$(20)	$–
Series A preferred stock	$20	$–

Series B preferred stock issued in exchange for common stock:
Common stock	$(189)	$–
Series B preferred stock	$189	$–

Series A preferred stock issued for debt issuance costs:
Preferred stock	$(35)	$–
Additional paid in capital	$(94,465)	$–
Deferred debt issuance costs	$94,500	$–

Common stock issued for debt issuance costs:
Performance-linked notes payable, net of discount costs	$–	$(46,804)
Deposits on notes payable	$–	$(156,436)
Additional paid in capital (equity issuance costs)	$–	$(392,254)
Common stock	$–	$69
Additional paid in capital	$–	$595,425

Common stock issued for payment of accrued expenses as December 31, 2014:
Accounts payable and accrued expenses	$–	$(428,328)
Common stock	$–	$123
Additional paid in capital	$–	$428,205

Common stock issued for services:
Common stock	$(4)	$–
Additional paid in capital	$(53,196)	$–
Compensation expense	$53,200	$–

Notes payable converted to common stock:
Notes payable	$(150,000)	$–
Common stock	$2	$–
Additional paid in capital	$149,888	$–

Common stock cancelled:
Common stock	$–	$(50)
Additional paid in capital	$–	$(174,950)
Accounts payable and accrued expenses	$–	$175,000

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2016 and 2015

Note Series	Preferred stock		Common stock, Series A		Additional paid-in	Preferred stock	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Share	Amount	Shares	Amount	capital	issuable	stock	loss	deficit	equity
Balance, December 31, 2014	–	$–	39,619,219	$3,962	$9,641,190	$–	$–	$(441,739)	$(5,300,208)	$3,903,205
Common stock issued for cash	–	–	7,393,580	739	7,919,561	–	–	–	–	7,920,300
Common stock issued for services	–	–	2,186,745	219	1,648,659	–	–	–	–	1,648,878
Common stock issued for accrued consulting services as of December 31, 2014	–	–	1,224,242	123	428,205	–	–	–	–	428,328
Common stock issued for debt issuance costs	–	–	164,605	16	203,224	–	–	–	–	203,240
Common stock issued for equity issuance costs			527,006	53	392,201	–	–	–	–	392,254
Cancellation of share previously issued for services	–	–	(500,000)	(50)	(174,950)	–	–	–	–	(175,000)
Common stock issuance costs	–	–	–	–	(807,958)	–	–	–	–	(807,958)
Warrant expense	–	–	–	–	477,250	–	–	–	–	477,250
Stock option expense	–	–	–	–	308,310	–	–	–	–	308,310
Foreign currency translation loss	–	–	–	–	–			(1,644,468)		(1,644,468)
Net loss	–	–	–	–					(11,716,661)	(11,716,661)
Balance, December 31, 2015	–	$–	50,615,397	$5,062	$20,035,692	$–	$–	$(2,086,207)	$(17,016,869)	$937,678
Series A Preferred stock issued in exchange for common stock	200,000	20	–	–	–	–	–	–	–	20
Series B Preferred stock issued for cash	1,889,226	189	–	–	377,810	–	–	–	–	377,999
Series B Preferred Stock issued for debt issuance costs	350,000	35	–	–	94,465	–	–	–	–	94,500
Preferred stock issuable for cash	1,129, 556	113	–	–	–	573,802	–	–	–	573,915
Common stock issued for cash	–	–	5,280,381	528	4,049,710	–	–	–	–	4,050,238
Common stock issued for services	–	–	43,333	4	53,196	–	–	–	–	53,200
Notes payable converted to common stock	–	–	121,961	12	149,988	–	–	–	–	150,000
Common stock held in treasury	–	–	(2,089,226)	–	–	–	(209)	–	–	(209)
Common stock issuance costs	–	–	–	–	(203,208)	–	–	–	–	(203,208)
Stock based compensation expense	–	–	–	–	2,282,285	–	–	–	–	2,282,285
Foreign currency translation loss	–	–	–	–	–	–	–	233,539	–	233,539
Net loss	–	–	–	–	–	–	–	–	(19,209,484)	(19,209,484)
Balance, December 31, 2016	3,568,782	$357	53,971,846	$5,606	$26,839,938	$573,802	$(209)	$(1,852,668)	$(36,226,353)	$(10,659,527)

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 1 – Business and Going Concern

Business

ROI Land Investments Ltd. was incorporated in Nevada on December 13, 2007 under the name Conex MD, Inc.

ROI Land Investments Ltd. and Subsidiaries specializes in land development opportunities in North America and internationally. The Company's business model consists of acquiring attractive land, optimizing zoning restrictions, obtaining the necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to established residential and commercial building developers. Our business model also consists of providing financing opportunities to qualified joint venture partners.

On November 15, 2013, the Company formed ROI DEV Canada Inc. (“ROI DEV”), a Canada Chartered corporation, as a wholly-owned subsidiary. ROI DEV was formed to acquire and manage land acquisitions in North America.

On November 3, 2015, the Company formed 9497846 Canada Inc. (“9497846 Canada”), a Canada corporation, as a wholly-owned subsidiary. 9497846 Canada was formed to provide management services to the Company’s operating companies. This subsidiary is currently inactive.

On January 24, 2016, the Company formed ROI Land Investments FZ (“ROI FZ”), a UAE corporation as a wholly-owned subsidiary. ROI FZ was formed to acquire and manage land acquisitions and developments in Dubai. This subsidiary is currently inactive.

On March 23, 2016, the Company formed ROI Securitization SA, a Luxembourg corporation as a wholly-owned subsidiary. ROI Securitization SA was formed to sell debt securities in Europe to fund the Company’s land and real estate projects.

Going Concern

The Company has incurred net losses of $19,209,484 and $11,716,661 for the year ended December 31, 2016 and 2015, respectively, and has incurred cumulative losses since inception of $36,226,353 and $17,016,869 as of December 31, 2016 and 2015, respectively. The Company has a deficit in working capital of $18,463,156 and $10,813,988 as of December 31, 2016 and 2015, respectively, and used cash in operations of $10,469,799 and $14,474,680 for the years ended December 31, 2016 and 2015, respectively. These conditions indicate the existence of a material uncertainty that may cast a significant doubt about the ability of the Company to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the ability to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements.

There can be no assurance that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary if the going concern assumption was not appropriate. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, as necessary.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of ROI Land Investments Ltd. and its wholly-owned Subsidiaries, ROI DEV Canada Inc., 9497846 Canada Inc., ROI Land Investments FZ and ROI Securitization SA. All significant inter-company balances and transactions have been eliminated upon consolidation.

Reclassifications

Certain items on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015 have been reclassified to conform to the current period presentation. These reclassifications have no impact on the previously reported net loss.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of December 31, 2016 and 2015, the Company had no cash equivalents.

Concentration of Credit Risk

The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Other Assets

Other assets as of December 31, 2016 and 2015 consisted of website setup costs and publicity campaign costs and are recorded at cost and construction in progress for leasehold improvements in Dubai which was fully impaired as of December 31, 2016 (Refer to Note 5). Amortization expense of $12,615 and $12,696 for the years ended December 31, 2016 and 2015, respectively, on these other assets is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives as follows:

Website setup	5 years

Publicity campaign	3 years

11

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 2 – Summary of Significant Accounting Policies (continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. The Company applied the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 820 “Fair Value Measurement” for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP. The Company has no bifurcated derivative instruments as of December 31, 2016 and 2015.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of the conversion options embedded in the debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company has not recorded any beneficial conversion feature as of December 31, 2016 and 2015 as the embedded conversion options in its notes payable do not meet the firm commitment criterion as described under applicable U.S. GAAP.

Equity

Common stock and preferred stock represent the par value of the total number of shares issued by the Company. If shares are issued when options and warrants are exercised, the common stock account also comprises the compensation costs previously recorded as additional paid-in-capital. If shares are issued within the conversion option on convertible instruments is exercise, the common stock account also comprises the equity component of convertible instruments.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 2 – Summary of Significant Accounting Policies (continued)

Additional paid-in-capital includes charges related to the fair value of share options and warrants until such equity instruments are exercised, in which case the amounts are transferred to common stock. If convertible instruments are not exercised at the expiry of the convertible instruments, the equity component of the convertible instrument is transferred to additional paid-in-capital.

Accumulated other comprehensive loss comprises foreign currency translation difference arising form the translation of financial statements of the Company’s foreign subsidiaries in U.S. dollar. Deficit includes all current and prior losses.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company has recorded no impairment during the years ended December 31, 2016 and 2015 except for an amount related to Dubai leasehold improvements (Refer to Note 5).

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share- based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company treats stock-based transactions with its non-employee directors as if they were employees.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non- employees are recorded in expense and additional paid-in capital in shareholders' equity (deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues common stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of such common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognizes a consulting expense and a corresponding increase to additional paid-in-capital related to common stock issued for services.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the consolidated financial statements as carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The Company adopted the provisions of ASC Topic 740 “Income Taxes”, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 2 – Summary of Significant Accounting Policies (continued)

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2016 and 2015. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations. The Company has not filed any federal tax returns since inception and may be subject to failure-to-file penalties. The Company estimates that the amount of penalties, if any, will not have a material effect on its financial position, results of operations or cash flows. No provisions have been made in the consolidated financial statements for such penalties, if any.

The Company intends to prepare and file overdue United States federal tax returns through 2016, which are anticipated to be completed and filed by the end of first quarter of fiscal 2018. The Company also files annual tax returns in Canada for ROI DEV and in Luxembourg for ROI SEC. ROI DEV has filed its tax returns through 2016 and ROI SEC intends to complete and to file its 2016 tax return by the end of first quarter of fiscal 2018.

Revenue Recognition

The development time of our properties is generally more than one year from when development of the property begins, although some properties may take less than one year to complete. Revenues and cost of revenues from these property sales are recorded at the time each property parcel is delivered and title and possession are transferred to the buyer.

Income from the sales of mortgage notes receivable are reported on an accrual basis using the effective interest rate method.

Interest income on notes and mortgage notes receivable are recognized when earned per the terms of the applicable note agreements.

Mortgage Notes Receivable

Mortgage notes receivable will be considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. Management will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management will be required in this analysis. We will consider the estimated net recoverable value of the estimated net recoverable value as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination may be based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the debt investment, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each debt investment will be maintained at a level that is determined to be adequate by management to absorb probable losses.

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

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 2 – Summary of Significant Accounting Policies (continued)

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in U.S. Dollars. The U.S. Dollar is the functional currency of the Company and ROI FZ, the Canadian Dollar is the functional currency of ROI DEV and 9497846 Canada Inc., while the Euro is the functional currency of ROI SEC. Foreign currency transactions are translated into the Company’s functional currency, using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement of monetary items denominated in foreign currency at year-end exchange rates are recognized in profit or loss.

Non-monetary items are not retranslated at year-end and are measured at historical cost using the exchange rates at the transaction date, except for non-monetary items measured at fair value which are translated using the exchange rates at the date when fair value was determined.

Foreign Operations

On consolidation, assets and liabilities of foreign operations are translated based on the exchange rates as of the consolidated balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of stockholders’ equity and other comprehensive income.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its consolidated financial statements. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss.

As of December 31, 2016, the exchange rate between U.S. Dollars and Canadian Dollar was U.S. $1.00 = CAD 1.3467, and the average exchange rate for the year then ended was U.S. $1.00 = CAD 1.3245. As of December 31, 2015, the exchange rate between U.S. Dollars and Canadian Dollar was U.S. $1.00 = CAD 1.3872, and the average exchange rate for the year then ended was U.S. $1.00 = CAD 1.3389.

As of December 31, 2016, the exchange rate between U.S. Dollars and Euro was U.S. $1.00 = EUR 0.9492, and the average exchange rate for the year then ended was U.S. $1.00 = EUR 0.9035.

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As of December 31, 2016 and 2015, there were $4,745,479 and $4,860,479 of convertible notes payable which are convertible at a 10% discount to the market price of our common stock and convertible into approximately 52,728,000 shares and 4,084,000 shares, respectively. At December 31, 2016, there were 10,118,259 stock options outstanding. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of loss per share.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 3 – Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation – Stock Compensation (Topic 718): “Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements. The guidance requires modification accounting only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of a change in terms or conditions. ASU 2017-09 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company is currently evaluating the potential impact of the adoption of ASU 2017-09 on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): “Clarifying the Definition of a Business”, that clarifies the definition of a business for entities that must determine whether a business has been acquired or sold. The amendment is intended to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company is currently evaluating the impact that the adoption of the new guidance will have on its consolidated financial condition, results of operations and cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): “Restricted Cash”, that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact that the adoption of the new guidance will have on its consolidated financial condition, results of operations and cash flows.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): “Interests Held through Related Parties that are under Common Control”, that amends the evaluation of whether a reporting entity is the primary beneficiary of a Variable Interest Entity (“VIE”) by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The new standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): “Intra-Entity Transfers of Assets Other Than Inventory”, that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amendment eliminates the exception for an intra-entity transfer of an asset other than inventory. The new standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted in the first interim period and the amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact that the adoption of the new guidance will have on its consolidated financial condition, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments”, that amends the classification of certain cash receipts and cash payments, to reduce the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of the new guidance will have on its consolidated financial condition, results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, that requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected and requires that credit losses from available-for-sale debt securities be presented as an allowance for credit losses. This new guidance will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of the new guidance will have on its consolidated financial condition, results of operations and cash flows.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 3 – Recently Issued Accounting Pronouncements (Continued)

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The purpose of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of such activity on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that year. Prospective, retrospective, or modified retrospective application may be used dependent on the specific requirements of the amendments within ASU 2016-09. We will adopt ASU 2016-09 on a prospective basis during the first interim period of 2017. Upon adoption of ASU 2016-09, we will revise our future diluted earnings per share calculations to exclude the estimated tax benefits and deficiencies in the application of the treasury stock method, which will impact the number of dilutive shares included in the diluted earnings per share calculation. Excess tax benefits or deficiencies related to share based awards will be recognized as discrete items in the income statement during the period in which they occur. We will continue to estimate forfeitures for our share based awards after adoption of ASU 2016-09.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10)”, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In November 2015, he FASB issued ASU No. 2015-17, Income Taxes (Topic 740): “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this standard is expected to have no impact on the Company’s consolidated financial position and results of operations.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): “Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity, and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance. We are currently evaluating the impact that this adoption will have on our consolidated financial statements. At this time, we have not determined the transition method that will be used.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company adopted ASU 2015-03 in 2015 and it did not have a material effect on its consolidated financial statements.

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

December 31, 2016 and 2015

Note 3 – Recently Issued Accounting Pronouncements (Continued)

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about and Entities Ability to Continue as a Going Concern”. Under the new standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments are effective for annual periods ending after December 31, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has adopted ASU 2014-15 from its fiscal year ended December 31, 2015 and the adoption did not have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 that establishes the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 that further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 that clarifies guidance on identifying performance obligations and to improve the operability and understandability of licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11 that rescinds SEC guidance pursuant to announcements at the March 3, 2016 Emerging Issues Task Force Meeting. In May 2016, the FASB issued ASU 2016-12 that provides narrow-scope improvements and practical expedients to Revenue from Contracts with Customers. In December 2016, the FASB issued ASU 2016-20 that includes technical corrections and improvements to ASU 2014-09. The new guidance will be effective for annual and interim periods beginning after December 15, 2017. Early application will be permitted, but not before annual reporting periods beginning after December 15, 2016. The Company has evaluated the impact of the adoption of this guidance and as a result of this evaluation does not expect it will have a material impact on its financial condition, results of operations and cash flows.

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

Mortgage notes receivable and notes receivable due from CTC consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
Notes	Note Face Value	Reserve for Loan Loss	Note, net	Note Face Value	Reserve for Loan Loss	Note, net

Mortgage Notes:

3320 Kenney St., BC	$443,354	$(443,354)	$–	$443,354	$–	$443,354

Unsecured Notes:

1015-1050 Nalabila Blvd, BC	$1,012,237	$(1,012,237)	$–	$1,012,237	$(1,012,237)	$–

3320 Kenney St., BC	630,788	(630,788)	–	630,788	(630,788)	–

	$1,643,025	$(1,643,025)	$–	$1,643,025	$(1,643,025)	$–

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 4 – Notes Receivable (Continued)

Mortgage Notes Receivable

On December 31, 2015, the Company had a mortgage note receivable outstanding with CTC for $154,994 (CAD 215,000). The note bears interest at 8% per annum and was due on the earlier of (i) December 30, 2015 or (ii) the date upon which the subject property is sold by CTC. The mortgage note is in default at December 31, 2015; however, it is collateralized by a mortgage on the property. As of December 31, 2016 and 2015, $-0- and $18,759 of interest receivable was accrued on the loan. During the year ended December 31, 2016, CTC defaulted on the mortgage note and therefore the note receivable was impaired. Management believes that the recoverability of this amount is less than probable. The Company initiated the process to activate the mortgage and seize the underlying land. While the Company believes that it will successfully hold ownership of the subject property, there is no probable assurance regarding the timing of such outcome. Therefore, the subject property has not been recorded as real estate under development and sale in the accompanying consolidated balance sheet as of December 31, 2016.

During the year ended December 31, 2015, the Company assumed a second mortgage note due to a related party by CTC and CTC agreed to reimburse the Company for the full amount of the mortgage and accrued interest due thereon. The loan bears interest at 6% per annum and is due April 13, 2016. The amount of the mortgage loan due from CTC at December 31, 2015 was $288,360 (CAD 400,000) and $16,718 of interest receivable was accrued on the loan. During the year ended December 31, 2016, CTC defaulted on the mortgage note and therefore the note receivable was impaired. Management believes that the recoverability of this amount is less than probable. The Company initiated the process to activate the mortgage and seize the underlying land. While the Company believes that it will successfully hold ownership of the subject property, there is no probable assurance regarding the timing of such outcome. Therefore, the subject property has not been recorded as real estate under development and sale in the accompanying consolidated balance sheet as of December 31, 2016.

Unsecured Notes Receivable

On December 31, 2015, the Company had an unsecured note receivable outstanding with CTC for $630,788 (CAD 875,000). The note bears interest at 8%, was due December 30, 2015 but was in default as of December 31, 2015. The funding from the note was used for the development and construction on the property for which the Company has two mortgage notes receivable. As CTC has not responded to requests for payment on the notes and has not provided any evidence of the use of funds, the Company has fully reserved against this note for loan loss, as well as $52,986 (CAD 73,500) of accrued interest, as of December 31, 2015. The Company is vigorously pursuing the collection of the note but has not been successful as of December 31, 2016.

During the year ended December 31, 2015, the Company paid CTC $1,012,237 (CAD 1,404,130) in the form of unsecured notes for the development of one of its properties. The notes bear interest at 8% per annum and were due December 30, 2015. The notes are in default at December 31, 2015. As CTC has not responded to requests for payment on the notes and has not provided any evidence of the use of funds, the Company has fully reserved against these notes for loan loss, as well as $56,162 (CAD 67,314) of accrued interest, as of December 31, 2015. The Company is vigorously pursuing the collection of the note but has not been successful as of December 31, 2016.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 5 – Real Estate Held For Development And Sale

Real estate held for development and sale consist of the following projects as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Property / Project	USD	CAD	USD	CAD

Beauport, BC	$4,724,686	$6,362,780	$4,567,218	$6,335,438

840 Graham Avenue, Terrace, BC	256,286	345,142	233,275	323,589

3304 Kenney Street, Terrace, BC	754,596	1,016,223	727,711	1,009,448

4922 Park Avenue, Terrace, BC	591,993	797,243	570,808	791,799

1015-1050 Nalabila Blvd, Kitimat, BC	1,673,366	2,253,540	1,529,141	2,121,155

Evans, Colorado	7,747,820	–	7,169,847	–

	$15,748,747		$14,798,000

Beauport, QC

On March 24, 2014, the Company’s wholly-owned Subsidiaries, ROI DEV, executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport Project”. Per the terms of the Agreement, the total cost of the purchase was $5,085,210 (CAD 5,913,723), of which $257,970 (CAD 300,000) was tendered upon execution as a firm initial deposit, with the remaining balance of $4,827,240 (CAD 5,613,723) was to be paid on or before June 1, 2014. As the balances were not paid by June 1, 2014, the Company and 9284-0784 Quebec Inc. agreed to extend the due date and the Company paid additional deposits totaling $730,915 (CAD 850,000) and fees to extend the payment date of the transaction of $201,827 (CAD 234,709), which have been capitalized as part of the cost of the project. The Company’s President, Sebastien Cliche, owns 16.67% of 9284-0784 Quebec Inc.

On October 14, 2014, ROI DEV closed on the purchase of the land. The total cost of the purchase was $5,287,037 (CAD 6,148,432). From October 14, 2014 through December 31, 2014, the Company has incurred an additional $144,411 (CAD 167,940) of project development costs and has been capitalized as a part of the project resulting in a balance in the project of $5,431,448 (CAD 6,316,372) at December 31, 2014. During the year ended December 31, 2015, $13,745 (CAD 19,066) was incurred and capitalized to the project resulting in a balance in the project of $4,567,218 (CAD 6,335,438) at December 31, 2015. During the year ended December 31, 2016, the Company incurred and capitalized to the project $20,643 (CAD 27,342) resulting in a balance in the project of $4,724,686 (CAD 6,362,780) at December 31, 2016.

840 Graham Avenue, Terrace, BC

On June 14, 2014, ROI DEV agreed to fund CTC a total of $266,569 (CAD 310,000) for a property development project known as 840 Graham Street, Terrace, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the mortgage note receivable and the Framework Agreement was terminated. During the year ended December 31, 2016 and 2015, $16,273 (CAD 21,553) and $9,796 (CAD 13,589), respectively, were incurred and capitalized to the project resulting in balances in the project of $256,286 (CAD 345,142) at December 31, 2016 and $233,275 (CAD 323,589) at December 31, 2015.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 5 – Real Estate Held For Development And Sale (Continued)

3340 Kenney Street, Terrace, BC

On August 15, 2014, ROI DEV agreed to fund CTC a total of $842,541 (CAD 979,812) for a property development project known as 3304 Kenney Street, Terrace, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the mortgage note receivable and the Framework Agreement was terminated. During the year ended December 31, 2016 and 2015, $5,115 (CAD 6,775) and $21,365 (CAD 29,636), respectively, were incurred and capitalized to the project resulting in balances in the project of $754,596 (CAD 1,016,223) at December 31, 2016 and $727,711 (CAD 1,009,448) at December 31, 2015.

4922 Park Avenue, Terrace, BC

On September 15, 2014, ROI DEV agreed to fund CTC a total of $665,266 (CAD 773,655) for a property development project known as 4922 Park Avenue, Terrace, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the mortgage note receivable and the Framework Agreement was terminated. During the years ended December 31, 2016 and 2015, $4,110 (CAD 5,444) and $13,080 (CAD 18,144) was incurred and capitalized to the project resulting in balances in the project of $591,993 (CAD 797,243) at December 31, 2016 and $570,808 (CAD 791,799) at December 31, 2015.

1015-1050 Nalabila Blvd, Kitimat, BC

During the year ended December 31, 2015, ROI DEV agreed to fund CTC a total of $596,274 (CAD 693,423) on a property development project known as 1015- 1050 Nalabila Blvd, Kitimat, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the note receivable and the Framework Agreement was terminated. Additionally, the Company has agreed to assume the additional purchase liability for the property of $1,160,865 (CAD 1,350,000), for a total project cost of $1,757,139 (CAD 2,043,423) at December 31, 2014. The purchase liability was paid on April 22, 2015. During the year ended December 31, 2016 and 2015, $99,951 (CAD 132,385) and $56,037 (CAD 77,732), respectively, were incurred and capitalized to the project resulting in balances in the project of $1,673,366 (CAD 2,253,540) at December 31, 2016 and $1,529,141 (CAD 2,121,155) at December 31, 2015.

On May 13, 2015, the Company and LNG Canada Development Inc. (“LNG Canada”) have entered into an agreement for the Company to develop apartment and townhouse units in Kitimat, British Columbia, for which LNG was contracted to lease these units. The agreement required the Company to construct housing for LNG Canada’s workforce in multiple phases for a five-year period. In the first phase of the housing project, the Company was expected to complete the construction of 35 apartments and 9 townhouses in Kitimat, BC, by December 31, 2016. As the Company failed to meet its construction timeline due to financing constraints, the agreement was cancelled by mutual agreement on December 15, 2016.

Evans, Colorado

On June 9, 2015, the Company closed on the purchase of 220 acres of land in Evans, Colorado for a purchase price of $6,700,000. During the period from June 9, 2015 to December 31, 2015, the Company incurred $17,876 of closing costs and $451,971 of development costs on the property, resulting in a balance of $7,169,847 at December 31, 2015. On September 3, 2015, the Company entered into an agreement to acquire an additional approximately 16 acres of land in Evans, Colorado for $2,250,000, subject to due diligence and final acceptance within 21 days from the date of the agreement by the Company and to be closed within 75 days from the date of the agreement. The seller and the Company entered into an extension of the agreement until November 30, 2015 and the Company paid to the seller a deposit of $233,869. At November 30, 2015, the Company’s management decided to not pursue the land acquisition and wrote off $233,869 as abandoned project costs. During the year ended December 31, 2016, the Company incurred project development costs, including interests, of $577,973 resulting in balances in the project of $7,747,820 at December 31, 2016.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 5 – Real Estate Held For Development And Sale (Continued)

Sobha Hartland, Dubai

On July 9, 2015, the Company, through its subsidiary ROI FZ, entered into a memorandum of understanding with PNC Investments LLC, a UAE corporation, for the potential purchase of 433,000 square feet of land in the Sobha Hartland district of Dubai, United Arab Emirates. The total acquisition price is $29,488,000 (AED 108,281,250). During the year ended December 31, 2015, the Company paid a total of $2,801,205 (AED 10,286,305) in non-refundable deposits to PNC Investments LLC and incurred evaluation and design costs of $346,827 (AED 1,273,583) for a total balance of $3,148,032 at December 31, 2015.

On February 7, 2016, the Company entered into a Development Sale and Purchase Agreement with PNC. During the year ended December 31, 2016, the Company made an additional payment of $1,900,000 (AED 6,980,144) in non-refundable deposits to PNC leaving a balance of $24,786,795 (AED 91,014,801). On May 15, 2016, the Company received a termination letter from PNC terminating the agreement dated February 7, 2016 for non-payment of the amounts due under the agreement. As a result, the Company forfeited the $4,701,205 (AED 17,271,099) of deposits. A total of $5,048,032 (AED 18,545,258), including $346,827 (AED 1,273,583) of closing and development costs, has been charged to operating expenses for the year ended December 31, 2016 as abandoned project costs. However, the Company is still in negotiations with PNC to acquire a reduced size and price of the land it had agreed to under the agreement dated February 7, 2016 and apply the deposits to this restructured arrangement. Negotiations are under way, but the likelihood that the Company will be successful in reaching a satisfactory agreement is dependent on its ability to pay at least a portion of the new acquisition price. As a result, there can be no assurance that the acquisition will occur as contemplated or at all. During the year ended December 31, 2016, the Company also incurred $273,048 of other costs related to the project and wrote-off leasehold improvements related to a lease in Dubai for an amount of $299,475.

Other

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

Note 6 – Investment in Cost-Method Investee

On August 1, 2014, the Company acquired a 2% interest in Society Louisette Memories SARL for $60,750 (EUR 50,000). Society Louisette Memories SARL owns a land development project in Louisette (Paca), France. The land consists of 226,000 square feet to be sub-divided into 30 residential properties. The Company is a co-investor with Rome Finance Group and Capital Evolution Group SAS. The balance of the investment at December 31, 2016 and 2015 is $56,080 (EUR 50,000), respectively.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 7 – Notes and Loans Payable

Convertible Notes Payable

Convertible notes payable consists of the following as of December 31, 2016 and 2015:

	December 31, 2016
Beauport Notes Series	Principal Amount	Debt Discount, net	Issuance Costs Discount, net	Profit Participation	Net

Series A Convertible	$1,200,000	$(25,827)	$(42,561)	$(55,237)	$1,076,375

Series B Convertible	2,421,479	–	(93,073)	–	2,328,406

Series C Convertible	874,000	(54,849)	(31,010)	–	788,141

Series D Convertible	250,000	–	(12,969)	(16,001)	221,030

	$4,745,479	$(80,676)	$(179,613)	$(71,238)	4,413,952

Current portion		–			(1,420,123)
Profit participation liability					122,718
Less current portion, net of profit participation liability					(1,297,405)

Convertible notes payable, net of discounts, non-current					$3,116,547

	December 31, 2015
Beauport Notes Series	Principal Amount	Debt Discount, net	Issuance Costs Discount, net	Profit Participation	Net

Series A Convertible	$1,200,000	$(58,875)	$(98,757)	$(90,010)	$952,358

Series B Convertible	2,421,479	–	(206,457)	–	2,215,022

Series C Convertible	874,000	(125,041)	(71,934)	–	677,025

Series D Convertible	365,000	–	(30,057)	(27,379)	307,564

	$4,860,479	$(183,916)	$(407,205)	$(117,389)	4,151,969

Current portion					(1,457,068)
Profit participation liability					197,146
Less current portion, net of profit participation liability					(1,259,922)

Convertible notes payable, net of discounts, noncurrent					$2,892,047

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 7 – Notes and Loans Payable (Continued)

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

The convertible notes are collateralized by the Beauport property acquired by ROI DEV and contain certain financial and other covenants. On April 27, 2015, the Company received written consent of waiver of the default from the required noteholders (greater than 50% of the noteholders in principal amount pari passu) and the applicable covenant was removed to ensure it will not be triggered in the future. As such, the amount representing the long- term portion of the notes payable, net of discounts, of $3,116,547 and $2,892,047, has been classified as noncurrent liabilities as of December 31, 2016 and 2015, respectively. On August 22, 2017, the Company sent a written notice to all of its convertible note holders to notify them that the Company shall execute its option to extend the maturity date of the convertible notes by an additional 18 months.

The Beauport Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project was estimated to be approximately $1.2 million, based on management’s best estimates at inception of the notes and as of December 31, 2015, of which, $197,146 was the pro rata share of the Beauport Series A and D noteholders and was recorded as a profit participation liability, embedded within the notes. As of December 31, 2016, management revised the estimated profit for the project to be approximately $0.9 million and the balance profit participation liability was adjusted to $122,718.

Beauport Series A Convertible Notes

On October 14, 2014, the Company issued $1,200,000 of its Series A convertible notes payable to three investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017. A total of 282,500 shares of the Company’s Series A common stock were issued in conjunction with the notes to the noteholders at a fair value of $98,875 ($0.35 per share). The $98,875 was recorded as a discount to the notes and $33,048 and $32,958 of the discount has been accreted as interest expense for the years ended December 31, 2016 and 2015, respectively, resulting in an unamortized discount of $25,827 at December 31, 2016 which will be amortized over the next 10.5 months.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at inception of the notes and as of December 31, 2015 was estimated to be approximately $1.2 million based on management’s estimates and third party valuations at those dates, of which, $151,165 was the pro rata share of the Series A noteholders and was recorded as a discount to the notes. As of December 31, 2016, the pro rate share of estimated profit for the Series A noteholders was adjusted to $94,710 to reflect the changes in estimated profit made by management. $34,773 and $50,388 of the discount has been accreted as interest expense for the years ended December 31, 2016 and 2015, respectively, resulting in an unamortized discount of $55,237 at December 31, 2016 which will be amortized over the next 10.5 months.

The effective interest rate for the Series A convertible notes was 20.6% and 21.6% for the years ended December 31, 2016 and 2015, respectively.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 7 – Notes and Loans Payable (Continued)

Beauport Series B Convertible Notes

On October 14, 2014, the Company issued $2,900,497 of its Series B convertible notes payable to thirty-three investors for cash. The notes bear interest at 8% per annum and are due October 14, 2017. During the year ended December 31, 2015, the Company redeemed notes totaling $479,018 note from two noteholders, under a pre-existing agreement with the noteholder, for EUR 360,000 ($395,569), resulting in a gain from the extinguishment of the debt of $83,449.

The effective interest rate for the Series B convertible notes was 12.8% and 13.8% for the years ended December 31, 2016 and 2015, respectively.

Beauport Series C Convertible Notes

On October 14, 2014, the Company issued $874,000 of its Series C convertible notes payable to an investor for cash. The note bears interest at 10% per annum and is due October 14, 2017. A total of 600,000 shares of the Company’s Series A common stock were issued in conjunction with the note to the noteholder at a fair value of $210,000 ($0.35 per share). The $210,000 was recorded as a discount to the note and $70,192 and $70,000 of the discount has been accreted as interest expense for the years ended December 31, 2016 and 2015, respectively, resulting in an unamortized discount of $54,849 at December 31, 2016 which will be amortized over the next 10.5 months.

The effective interest rate for the Series C convertible notes was 22.9% and 22.6% for the years ended December 31, 2016 and 2015, respectively.

Beauport Series D Convertible Notes

On October 14, 2014, the Company issued $365,000 of its Series D convertible notes payable to five investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017. During the year ended December 31, 2016, the Company redeemed $115,000 of its notes payable issued to two investors.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at inception of the notes and as of December 31, 2015 was estimated to be approximately $1.2 million based on management’s estimates and third-party valuations at those dates, of which, $45,981 was the pro rata share of the Series D noteholders. As of December 31, 2016, the pro rate share of estimated profit for the Series D noteholders was adjusted to $28,008 to reflect the changes in estimated profit made by management. $11,378 and $15,326 of the discount has been accreted as interest expense for the years ended December 31, 2016 and 2015, respectively, resulting in an unamortized discount of $16,001 at December 31, 2016 which will be amortized over the next 10.5 months.

The effective interest rate for the Series D convertible notes was 19.5% and 18.9% for the years ended December 31, 2016 and 2015, respectively.

Interest on Beauport Convertible Notes Payable

As a condition of the convertible note agreements, the Company has placed the first year’s interest in escrow with an agent who made monthly interest payments to the noteholders on the Company’s behalf. A total of $410,135 was funded to the escrow agent during the year ended December 31, 2014 and additional amounts of $427,631 and $173,827 were funded during the years ended December 31, 2016 and 2015, respectively. The escrow agent paid a total of $323,825 and $446,091 to noteholders during the years ended December 31, 2016 and 2015, respectively, resulting in a balance of cash in escrow of $155,938 and $52,132 at December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, $433,220 and $449,535, respectively, of interest was accrued and expensed on the notes and $323,825 and $446,091, respectively, was paid by the escrow agent, resulting in remaining accruals of $130,221 and $20,826 at December 31, 2016 and 2015, respectively.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 7 – Notes and Loans Payable (Continued)

Debt Issuance Costs on Beauport Convertible Notes Payable

During the year ended December 31, 2014, the Company paid cash of $570,543, issued 258,111 shares of its Series A common stock at a fair value of $90,339 ($0.35 per share) based on the price of shares sold to investors, and had recorded 246,683 shares of Series A common stock to be issued as a liability at a fair value of $86,338 ($0.35 per share), for a total of $747,220 of debt issuance costs recorded as a debt discount to the convertible notes. $227,624 and $287,471 has been amortized as interest expense during the years ended December 31, 2016 and 2015, respectively, resulting in a balance of debt issuance costs discount of $179,613 at December 31, 2016, which will be amortized over the next 10.5 months.

Mortgage Notes Payable

On October 9, 2015, the Company entered into a mortgage loan agreement for $937,170 (CAD 1,300,000). At closing, the Company returned $72,090 (CAD 100,000) to the lender as a reduction of the principal resulting in a balance of $865,080 (CAD 1,200,000) at December 31, 2015. The loan bears interest at 20% per annum and was due December 9, 2015. The loan is collateralized by first rank mortgages on the Company’s Kenney Street and Park Avenue properties and second rank mortgages on its Kitimat and Beauport properties and is guaranteed by the Company’s President. On December 29, 2015, the Company and the lender entered into an extension agreement on the loan of three months until March 13, 2016 for a fee of $21,870 (CAD 30,000) and on March 15, 2016 the Company and lender entered into a second extension agreement of an additional three months until June 13, 2016 for a fee of $7,930 (CAD 11,000) and the Company continued to make extensions on the loan in 2016 for a total fee of $179,168 (CAD 237,309). The Company incurred $348,901 (CAD 462,120) of interest expense including fees and penalties and paid $342,172 (CAD 453,208) of interest and $223,756 (CAD 296,366) of principal during the year ended December 31, 2016, whereas the Company incurred and paid $31,785 (CAD 43,333) during the same period in 2015. The Company is current on its payment of interest and penalty fees, however, it remains to be in default on its principal repayment. The Company is currently in discussions with the lender to enter into a loan amendment agreement to further extend the maturity date.

During the year ended December 31, 2016, the Company received a total of $1,500,000 from Alternative Strategy Partners Pte. Ltd., a Singapore limited company (“ASP”), in connection with the Company’s Dubai Sobha Hartland Acquisition and Development Project (“Sobha Dubai Project”). Pursuant to an agreement between the parties dated February 24, 2016, the Company agreed to issue to ASP certain notes (“ASP notes”) which shall have a two year maturity, bear interest at 8% per annum payable quarterly and have a mortgage on the First Plot of the Sobha Dubai Project, subordinated to loans from banks or other institutional lenders, if such a lien is determined to be valid and enforceable under Dubai law, otherwise, the notes shall be secured by a lien, similarly subordinated, upon all of the stock of the ROI Land Investments Ltd., the beneficial owner of the Sobha Dubai Project. The ASP notes also contain an option either to convert all or part of its notes to the Company’s Series A common stock at $1.00 per share or to redeem all or part of its investment. Additionally, the ASP notes allowed ASP to receive certain profit participation of up to 50% of the net profits upon sale of the First Plot. On May 15, 2016, the Company received a termination letter from PNC terminating the agreement dated February 7, 2016 for non-payment of the amounts due under the agreement. As a result, the Company forfeited the deposits paid to PNC and defaulted on the ASP notes. The Company is currently in discussions with ASP to amend the terms of the notes. $104,219 of interest expense has been accrued on the notes as of December 31, 2016.

During the year ended December 31, 2016, the Company, through its wholly-owned subsidiary ROI SEC, issued a total of $1,580,400 (EUR 1,500,000) of its notes payable to two investors for cash. The notes bear interest at 7% per annum payable quarterly and have a maturity date of June 30, 2020. Pursuant to a loan facility agreement between ROI SEC and ROI DEV dated May 19, 2016, the notes hold security interests in the Company’s properties in British Columbia (Kenney Street, Park Avenue and Kitimat), Beauport and Colorado. $23,560 (EUR 22,361) of interest expense has been accrued on the notes as of December 31, 2016. The Company also issued 350,000 shares of Series B preferred stock at a fair value of $94,500 ($0.27 per share) recorded as a debt discount to the notes. $4,042 has been amortized as interest expense during the year ended December 31, 2016, resulting in a balance of debt issuance costs discount of $90,458 at December 31, 2016, which will be amortized over the next 39 months.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 7 – Notes and Loans Payable (Continued)

Loans Payable

As of December 31, 2014, the Company agreed to assume CTC’s land loan on the Kitimat property in the amount of $1,160,865 (CAD 1,350,000). The loan was fully paid on April 22, 2015. On June 8, 2015, in connection with the acquisition of the Evans, Colorado property (see Note 5 – Real Estate Held for Development and Sale), the Company issued a promissory note in the amount of $3,350,000 to the seller. The note was due June 5, 2016, collateralized by the property bearing interest at 6% per annum. On May 3, 2016, the Company paid $100,000 as an extension fee to extend the maturity date of the note by ninety days through September 5, 2016 at 8% interest per annum. The Company subsequently defaulted on the note but cured its default by paying a $167,500 fee to the seller and 18% interest starting from October 15, 2016. On March 31, 2017, the Company entered into an agreement with the seller to restructure the note by making a partial repayment of $1,300,000 against the principal and an additional $237,536 as prepayment of interest through maturity at March 30, 2018. The terms of the note were modified so that the remaining principal of $2,378,667 shall bear 10% annual interest with a first lien on the property. For the years ended December 31, 2016 and 2015, interest expense of $360,171 and $115,017, respectively, was accrued and interest payments of $239,833 and $100,525, respectively, were made resulting in accrued interest balances of $134,829 and $14,492, respectively.

During the year ended December 31, 2015, the Company borrowed a total of $415,000 from Valescore Ltd., a Swiss company. The loans are unsecured, bear interest at 8% per annum and are due at various dates beginning January 1, 2016. On April 2, 2016, the due dates of all of the notes were extended to December 30, 2016 by the lender and, on September 29, 2017, the due dates were further extended to December 31, 2017. $36,341 and $5,150 of interest expense has been accrued on the loans as of December 31, 2016 and 2015, respectively.

On November 29, 2016, the Company borrowed a $500,000 short-term bridge loan from an investor. The loan is secured by the Evans, Colorado property, bears fixed interest of $30,000 at maturity and is due on January 13, 2017. The lender is also entitled to 100,000 shares of Series B preferred shares of Series B preferred stock, however, no value was allocated to these shares as their fair values at inception was estimated to be equal to nominal value. The Company has not issued these shares as of December 31, 2016. The Company subsequently entered into default, however on March 31, 2017, the Company and the lender entered into a convertible note agreement whereby the Company shall issue a convertible note of $1,000,000 for $500,000 in cash and $500,000 in exchange for the outstanding short-term bridge loan. The convertible note, also secured by a second lien on the Evans, Colorado property, bears 4% interest payable and matures on March 31, 2018 unless certain project development milestones are met or the parties mutually agree to a new maturity date. The convertible note shall be automatically convertible into 6% equity interest of the special purpose entity for the Evans Colorado project upon the Company reaching certain project development milestones. $21,333 of interest expense has been accrued on the loan as of December 31, 2016.

Performance-Linked Notes Payable

	December 31, 2016			December 31, 2015
Note Series	Principal Amount	Issuance Costs Discount, net	Net Amount	Principal Amount	Issuance Costs Discount, net	Net Amount

Kitimat Series A	$2,292,830	$(96,278)	$2,196,552	$2,442,830	$(167,904)	$2,274,926

Kitimat Series B	473,117	–	473,117	473,117	–	473,117

Terrace Series A	746,121	(23,332)	722,789	722,178	(38,529)	683,649

	$3,512,068	$(119,610)	3,392,458	$3,638,125	$(206,433)	3,431,692

Less current portion			–			–

Notes payable, net of discounts, non-current			$3,392,458			$3,431,692

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 7 – Notes and Loans Payable (Continued)

The Kitimat and Terrace series of the notes contain provisions that allow for a) pro rata prepayments of the notes by the Company in the event of sales of parcels of the respective project and b) a call option by the Company to prepay the note at any time prior to the six-month anniversary of the closing date of the note. The Company also has the option to extend the maturity date of the notes up to a period of 18 months.

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

The effective interest rate for the Series A notes was 11.3% and 10.9% for the years ended December 31, 2016 and 2015, respectively.

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

The effective interest rate for the Series B notes was 8.1% and 8.0% for the year ended December 31, 2016 and 2015, respectively.

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

The effective interest rate for the Series B notes was 10.2% and 9.3% for the years ended December 31, 2016 and 2015, respectively.

Interest on Performance-linked Notes Payable

As a condition of the note agreements, the Company shall place the first year’s interest in escrow with an agent who will make monthly interest payments to the noteholders on the Company’s behalf. During the years ended December 31, 2016 and 2015, $287,648 and $180,372, respectively, of interest was accrued and expensed on the notes and $227,240 and $194,382, respectively, was paid by the escrow agent, resulting in a remaining accrual of $40,224 at December 31, 2016 and $(14,010) at December 31, 2015.

Debt Issuance Costs on Performance-linked Notes Payable

During the year ended December 31, 2015, the Company paid cash of $169,737 and has recorded 117,921 shares of Series A common stock to be issued as a liability at a fair value of $90,009 ($0.76 per share), based on the price of shares sold to investors, for a total of $259,746 of debt issuance costs recorded as a debt discount to the notes. $86,823 and $53,313 has been amortized as interest expense during the year ended December 31, 2016 and 2015, respectively, resulting in a balance of debt issuance costs discount of $119,610 at December 31, 2016 which will be amortized over the next 16 months.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 7 – Notes and Loans Payable (Continued)

Deposits on Notes Payable

To fund the development of the Company’s projects, the Company is seeking subscriptions for new series of notes payable, to be described as “BC Series 2”, “Colorado”, and “Dubai”. The terms and provisions of the notes are yet to be determined at year-end and, as such, the deposits have been classified as current liabilities in the accompanying consolidated balance sheets. As of December 31, 2016 and 2015, the Company received deposits of $5,588,227 and $3,741,821, respectively, net of issuance costs of $801,825 and $284,673, respectively, for subscriptions for the future notes.

Debt Maturities

Future debt maturities are as follows:

December 31,
2017	$15,029,703
2018	6,807,547
2019	–
2020	1,513,441
2021 and thereafter	–

Total	$23,350,691

Note 8 – Related Party Transactions

The Company leases a corporate apartment for Sebastien Cliche the Company’s President, a month-to-month basis. Monthly rental is $1,906 and total rent paid for the year ended December 31, 2016 was $5,719. This lease was cancelled on March 31, 2016. The Company also had $65,744 of accrued expenses due to Sebastien Cliche as of December 31, 2016.

During the year ended December 31, 2016 and 2015, the Company incurred business related expenses for Philippe Germain, the Company’s former Co-President, totaling $2,080 and $8,100, respectively. During the years ended December 31, 2016 and 2015, the Company leased a corporate apartment for Philippe Germain on a month-to-month basis. Monthly rental was $675 and total rent paid for the years ended December 31, 2016 and 2015 was $2,080 and $6,075, respectively. This lease was cancelled on March 31, 2016. The Company also had $148,634 of accrued compensation due to Philippe Germain as of December 31, 2016.

During the year ended December 31, 2016, the Company entered into two loan agreements with Philippe Germain totaling $103,488. The loans are unsecured, due in ninety days and bear interest at 8% per annum. $35,760 of the loan was repaid resulting in a principal balance of $67,705 and no accrued interest as of December 31, 2016. The funds were used for the Company’s general working capital purpose.

The Company leases a corporate apartment for Louise Gagner on a month-to-month basis. Ms. Gagner is the mother of Philippe Germain. Monthly rental is $1,000 and total rent paid for the year ended December 31, 2016 and 2015 was $3,000 and $12,000, respectively. This lease was cancelled as of March 31, 2016.

During the year ended December 31, 2015, the Company entered into multiple loan agreements with LMM Group Ltd. (“LMM”), a Swiss company, and received a total of $248,168. The loans are unsecured, bear interest at 8% per annum and are due at various dates beginning January 1, 2016. On December 10, 2015, $150,000 of the notes was assigned from LMM to 8010609 Canada Inc. The balance of the loans from LMM as of December 31, 2016 and 2015 is $62,488 and $98,168, respectively, and the balance of accrued interest is $11,445 and $5,978, respectively. Philippe Germain is the sole shareholder of LMM.

On October 29, 2015, 8010609 Canada Inc. loaned the Company $36,475 which was repaid on November 20, 2015. Additionally, on December 10, 2015, the $150,000 note held by LMM was assigned to 8010609 Canada Inc. On the same date, the Company repaid $50,000 of the note. The notes are unsecured, bear interest at 8% per annum and are due on December 30, 2017. The balance of the loans from 8010609 Canada Inc. as of December 31, 2016 and 2015 is $100,000 and $100,000, respectively, and interest was accrued on the loans for $8,667 and $667, respectively. The Company also incurred $50,000 of consulting fees to 8010609 Canada Inc. during the year ended December 31, 2016 of which $12,121 remained outstanding as of December 31, 2016. Philippe Germain is also the sole shareholder of 8010609 Canada Inc.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 8 – Related Party Transactions (Continued)

On October 13, 2015, the Company assumed a second mortgage note due to 9202 4462 Quebec Inc. of $288,360 (CAD 400,000). 9202 4462 Quebec Inc. and the owner of 9202 4462 Quebec Inc. are shareholders of the Company. The loan is secured by a second rank mortgage on a property owned by CTC, bears interest at 6% per annum and was due April 13, 2016. As of December 31, 2016 and 2015, the principal balance of the loan was $297,040 and $288,360, respectively, and accrued interest was $12,020 and $3,745, respectively. As of December 31, 2016, the note is in default but the Company is currently in negotiation with the note holder for an extension.

During the years ended December 31, 2016 and 2015, the Company incurred $67,212 and $30,000, respectively, to Maxim Cliche, the brother of Sebastien Cliche, for consulting services. $20,035 was due to Maxim Cliche as of December 31, 2016.

During the year ended December 31, 2016, the Company entered into two loan agreements with Louis Gagner totaling $87,130. Ms. Gagner is the mother of Philippe Germain. The loans are unsecured, due in ninety days and bear no interest. The funds were used for the Company’s general working capital purpose.

The Company has $432,750 of accrued compensation due to SF International Consulting Limited as of December 31, 2016. SF International Consulting Limited is an entity controlled by Slim Feriani, the Company’s former Chief Financial Officer.

The Company has $121,615 of accrued compensation due to Gulf Central Agency Assets Management Ltd. as of December 31, 2016. Slim Feriani is the Chairman of this entity.

The Company has $467,003 of accrued compensation and expenses due to Martin Scholz, the Company’s Chief Executive Officer, as of December 31, 2016.

On September 10, 2015, the Company entered into an agreement to acquire 14,400 shares of Capital Evolution Groupe SAS (“CEG”), a French limited liability company, for $112,187 (EUR 100,000). The Company’s Co-President, Philippe Germain, is a shareholder of CEG. As of December 31, 2015, $112,187 was paid for the investment and was classified as an acquisition deposit in the accompanying consolidated statements of financial position. On April 5, 2016, the Company agreed to acquire an additional 144,459 shares of CEG for $1,575,686 (EUR 1,444,590) from Philippe Germain, subject to completion of due diligence by the Company and official registration of the shares in France. The shares to be acquired will bring the Company’s interest in CEG to 58% once the transaction was consummated. On April 5, 2016, the total consideration for the shares was adjusted to $551,490 (EUR 505,607) by mutual agreement between the parties. During the year ended December 2016, the Company and the shareholders of CEG agreed to rescind the share purchase agreement, to reverse all past investments, expenditures and payables related to CEG and to reimburse the Company for the net balance of $21,038. The Company recorded a net loss from investment in CEG of $164,952 during the year ended December 31, 2016 and classified the amount to be reimbursed to the Company as advances to related party in the accompanying consolidated balance sheets. Management believes that such amount is recoverable as of December 31, 2016 and that no provision is necessary.

During the year ended December 31, 2015, the Company paid $257,573 and issued 149,004 shares of its Series A common stock valued at $150,484 to Acadian Advisors and Associates (“Acadian”), a subsidiary of CEG, for equity and debt issuance costs. During the year ended December 31, 2016, the Company incurred $352,003 to Acadian for debt issuance costs. The Company had outstanding balances due to Acadian of $124,576 and $148,271 as of December 31, 2016 and 2015, respectively.

During the year ended December 31, 2015, the Company paid $156,286 and has accrued 58,949 shares of its Series A common stock valued at $45,218 to be issued, to Rome Finance Investissement (“Rome”) for equity and debt issuance costs. Rome is a subsidiary of CEG. There are no transactions between the Company and Rome during the year ended December 31, 2016.

On January 19, 2016, the Company entered into a three-year Consulting Agreement (the “Consulting Agreement”) with SF International Consulting Limited (“SF”), to obtain the services of Slim Feriani. Pursuant to the terms of the Consulting Agreement, SF or Slim Feriani shall be paid a $100,000 signing bonus, and $50,000 a month for the duration of the Consulting Agreement. In addition, SF or Slim Feriani shall receive 23,333 shares of the Company’s Series A common stock and a five-year stock option to purchase 750,000 shares of the Company’s Series A common stock at the price of $1.50 a share. Such option will vest annually at 250,000 shares a year. In addition, SF or Slim Feriani will receive each quarter during the term of the Consulting Agreement a five-year option to purchase 250,000 shares of the Company’s common shares at a price which is 110% of the last subscription price. Each such option will vest annually in equal amounts of 83,333 shares (83,334 shares on the third anniversary). In August 2016, in connection with Slim Feriani’s resignation as the Company’s Chief Financial Officer, the Company also canceled its options issued to SF in accordance with the terms of the Consulting Agreement. $432,750 of accrued compensation was due to SF as of December 31, 2016.

30

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 8 – Related Party Transactions (Continued)

On January 19, 2016, the Company entered into a three-year Mutual Engagement Agreement with Gulf Central Agency Assets Management Ltd. (“GCA”), pursuant to which GCA will provide the Company with advice on a non-exclusive basis on securing financing of ROI’s foreign real estate ventures. GCA will be paid GBP 25,000 per month, payable quarterly, and a success fee equal to 4% of the principal amount of any investments which GCA arranges with foreign investors. The Company’s former Chief Financial Officer, Slim Feriani, is the Chairman of GCA. In August 2016, in connection with Slim Feriani’s resignation as the Company’s Chief Financial Officer, the Company also canceled its agreement with GCA. The Company incurred $305,339 of consulting fees to GCA during the year ended December 31, 2016 of which $121,615 was outstanding as of December 31, 2016.

Note 9 – Stockholders’ Equity

Authorized Capital

On November 12, 2015, the Company filed an amendment to its articles of incorporation to increase its authorized capital to 160,000,000 authorized shares of Series A Common Stock at $0.0001 par value, 40,000,000 authorized shares of Series B Common Stock at $0.0001 par value, and 50,000,000 authorized shares of Preferred Stock at par value of $0.0001 per share. Series A common stock has equal voting rights, is non-assessable and has one vote per share while Series B common stock has no voting rights. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Preferred Stock

Series A Preferred Stock

On May 9, 2016, the Company issued 100,000 shares each of Series A Preferred Stock, par value $0.0001 per share, to two directors, in exchange for their 100,000 shares each of the Company’s Series A common stock. No additional consideration was provided to the Company for the Series A Preferred Stock. The Series A Preferred Stock is identical to the common stock of the Company, except that each share of the 200,000 Series A Preferred Stock has 150 votes per share instead of the one vote per share of the Series A Common Stock.

Series B Preferred Stock

During the year ended December 31, 2016, the Company issued to 14 accredited investors a total of 2,239,226 shares of a class of preferred stock, par value $0.0001 per share (the “Series B Preferred Stock”) against receipt from them of 1,889,226 shares of the Company’s common stock held by them, plus $377,999 in cash. The Series B Preferred Stock is identical to the common stock of ROI, except that each share of the Series B Preferred Stock has the following features:

(1)       The Series B Preferred Shares shall not be convertible into the Company’s common stock unless and until (i) a class of the Company's capital stock commences trading upon the U.S. NASDAQ trading system (the "NASDAQ Uplisting"), or (ii) the Company notifies the holders of the Series B Preferred Shares that their shares may be converted into common stock (whether or not the NASDAQ Uplisting has then yet occurred); after which time the Series B Preferred Shares shall be convertible as and to the extent set forth below.

(2)       When any shares of Series B Preferred Shares are converted into common stock, they shall be converted at the rate of three (3) shares of common stock for the "Effective Value" (defined below) of each of the Series B Preferred Shares.

(3)       The Series B Preferred Shares shall accumulate dividends at the rate of 8% per annum, prorated for partial years, such that, at the time of its conversion, every share of Series B Preferred Shares shall convert at a rate (the "Effective Value") computed by adding to it the cumulative value of its accumulated dividends. For example, if ten shares of the Series B Preferred Shares have been held for two years and six months, when they are converted into common stock they each will have an Effective Value of 1.20 shares, and collectively an Effective Value of 12 shares. Since each share of Series B Preferred Shares converts into three shares of common stock, all ten shares will convert into 36 shares of common stock. Upon conversion, no fractional shares of common stock shall be issued, but rather fractional common stock shares shall be settled in cash.

(4)       If the purchaser of Series B Preferred Shares is an existing holder of the common stock, then the Company may at its discretion extend to any such purchaser the option to pay for some or all of the purchase price of the Series B Preferred Shares by means of submitting to the Company to be held in treasury some of such holder's shares of common stock, at a valuation to be determined by the Company's Board of Directors in their sole but reasonable discretion.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 9 – Stockholders’ Equity (Continued)

The cash received from the sale of the Series B Preferred Stock will be used for working capital purposes and the Company’s common stock received will be held in treasury and used for future option exercises or upon conversion of the Series B Preferred Stock.

For the year December 31, 2016, the Company received a total of $573,915 in deposits from investors which shall be exchanged for 1,129,556 shares of Series B preferred stock to be newly issued. These shares were not yet issued by the Company as of December 31, 2016.

During the year ended December 31, 2016, the Company issued 350,000 shares of Series B preferred stock to an investor for debt issuance costs. The shares issued were valued at an average price of $0.55, based on the price of shares sold to investors, for a total of $94,500.

Common Stock

During the year ended December 31, 2016, the Company received cash, net of cash issuance costs, of $4,050,238, for 5,280,381 shares of its Series A common stock. During the year ended December 31, 2015, the Company received cash of $7,666,949, net of cash issuance costs, for 7,393,580 shares of its Series A common stock.

During the year ended December 31, 2016, the Company issued 43,333 shares of Series A common stock for consulting services from certain individuals and entities. The shares were valued at an average price of $1.27, for a total of $54,947 and have been charged to operations for the year ended December 31, 2016. During the year ended December 31, 2015, the Company issued 2,186,745 shares of Series A common stock for consulting services from certain individuals and entities. The fair value of the services provided by consultants is not reliably estimable as these services are traditionally transacted based on a percentage of transaction volume, making measurement of such services impractical. The shares were valued at an average price of $0.75, for a total of $1,648,878 and have been charged to operations for the year ended December 31, 2015. During the year ended December 31, 2015, the Company also issued 1,224,242 shares of Series A common stock, valued at an average price of $0.35, to consultants for accrued consulting services at December 31, 2014.

During the year ended December 31, 2016, the Company issued 121,961 shares of Series A common stock in conversion of $150,000 of notes payable. The shares were valued at $1.23, based on the fair market value of shares on the date of the conversion.

During the year ended December 31, 2016, the Company paid cash of $203,208 for equity issuance costs. During the year ended December 31, 2015, the Company issued 527,006 shares of Series A common stock for commissions to multiple parties for equity issuance costs. The shares issued were valued at an average price of $0.74, for a total of $392,254. In addition, the Company paid cash of $253,351 for issuance costs, for a total of $645,605, which has been charged to additional paid-in capital as of December 31, 2015.

During the year ended December 31, 2015, the Company issued 164,605 shares of Series A common stock for commissions to consultants for debt issuance costs. The fair value of the services provided by consultants is not reliably estimable as these services are traditionally transacted based on a percentage of transaction volume, making measurement of such services impractical. The shares issued were valued at an average price of $1.23, for a total of $203,240.

During the year ended December 31, 2016, 2,089,226 shares of Series A common stock were received by the Company to be held in treasury. These shares held in treasury will be used for future option exercises or for future conversion of the Series B Preferred Stock.

During the year ended December 31, 2015, the Company cancelled 500,000 shares of Series A common stock previously issued to a consultant for non-performance by the consultant under the consulting agreement.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 9 – Stockholders’ Equity (Continued)

Failure-to-File Cease Trade Order in Canada

On September 7, 2016, the Company’s common shares were placed on a “failure-to-file cease trade order (FTFCTO)” in Canada by the Autorité des Marchés Financiers, the market regulatory authority in the province of Quebec, for failure to file its consolidated financial statements and management’s discussion and analysis for the interim fiscal periods ended June 30, 2016, September 30, 2016, March 31, 2017 and June 30, 2017 and its annual consolidated financial statements, management’s discussion and analysis and annual information form for the fiscal year ended December 31, 2016 in Canada within the time required by applicable securities laws. Once these filings have been completed, the Company expects to apply for a revocation of the FTFCTO and resume its status as an issuer current in its reporting obligations in Canada.

2015 Equity Incentive Plan

On September 8, 2015, the Company’s board of directors approved and adopted the ROI Land Investments Ltd. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by a majority of stockholders of the Company on November 9, 2015. The 2015 Plan provides for the grant of incentive stock options, non- qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. The following summarizes activity under the 2015 Plan for the year ended December 31, 2016 and 2015:

Shares approved for issuance at plan inception	20,000,000
Options granted in 2015	(695,000)
Options cancelled in 2015	695,000
Balance as of December 31, 2015	20,000,000
Options granted in 2016	–
Options cancelled in 2016	–
Balance as of December 31, 2016	20,000,000

During the year ended December 31, 2015, the Company issued options to purchase a total of 695,000 shares of the Company’s Series A common stock to four employees. The options were cancelled on November 16, 2015 as the related employment agreements were cancelled. The options vested immediately, had contractual lives of three years and were valued at an average grant date fair value of $0.14 per option, or $97,300, using the Black-Scholes Option Pricing Model with the following assumptions:

Expected term	1.5 years
Expected volatility	17.5%
Risk-free interest rate	0.92% - 1.06%
Dividend yield	0.00

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. For the year ended December 31, 2015, $97,300 was recorded as compensation expense. There were no activities during the year ended December 31, 2016.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 9 – Stockholders’ Equity (Continued)

Non Plan Options

During the years ended December 31, 2016 and 2015, the Company issued certain stock options to purchase the Company’s Series A common stock, outside of the 2015 Plan. The following summarizes non-Plan option activity for the years ended December 31, 2016 and 2015:

	Common Stock Options Outstanding			Weighted average
	Employees	Non-employees	Total	exercise price
Outstanding as of December 31, 2014	–	–	–	$–

Options granted	500,000	6,457,250	6,957,250	$1.51

Outstanding as of December 31, 2015	500,000	6,457,250	6,957,250	$1.51

Options granted	50,000	5,633,259	5,633,259	$1.58

Cancelled or expired	–	(2,522,250)	(2,522,250)	$1.56

Balance as of December 31, 2016	550,000	9,568,259	10,118,259	$1.54

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors as of December 31, 2016 and 2015:

		Options outstanding			Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value

As of December 31, 2016
$0.35	500,000	0.75	$0.35	$252,500	500,000	$0.35	$252,500
$1.50	50,000	2.12	$1.50	–	50,000	$1.50	–
	550,000	0.87	$0.45	$252,500	550,000	$0.45	$252,500

As of December 31, 2015
$0.35	500,000	1.75	$0.35	$575,000	350,000	$0.35	$402,500

During the years ended December 31, 2016 and 2015, the Company issued stock options to its employees to purchase a total of 50,000 shares and 500,000 shares, respectively. These options have contractual lives of three years and were valued at an average grant date fair value of $0.76 and $0.04 per option, respectively, using the Black-Scholes Option Pricing Model with the following assumptions:

	For the year ended December 31,
	2016	2015
Stock Price	$1.35	$0.35
Expected term	3.00 years	2.25 years
Expected volatility	92.2%	17.5%
Risk-free interest rate	1.20%	1.00%
Dividend yield	0.00	0.00

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 9 – Stockholders’ Equity (Continued)

For the year ended December 31, 2016, the stock price was based on the most recent traded stock price as of the grant date and volatility was based on the Company’s historical volatility. For the year ended December 31, 2015, the stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility.

For the years ended December 31, 2016 and 2015, $39,090 and $17,754, respectively, were recorded as compensation expense and $-0- and $2,246, respectively, related to unrecognized stock compensation costs. The Company expects to recognize those costs over a weighted average period of 0.4 years as of December 31, 2015.

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees as of December 31, 2016 and 2015:

		Options outstanding			Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value

As of December 31, 2016
$0.35	25,000	0.75	$0.35	$12,625	25,000	$0.35	$12,625
$0.75	300,000	3.17	$0.75	$31,500	140,000	$0.75	$14,700
$1.50	1,148,259	0.91	$1.50	$–	1,048,259	$1.50	$–
$1.65	8,095,000	7.18	$1.65	$–	2,535,000	$1.65	$–
	9,568,259	6.29	$1.60	$44,125	3,748,259	$1.57	$27,325

As of December 31, 2015
$0.35	25,000	1.75	$0.35	$28,750	25,000	$0.35	$28,750
$0.75	300,000	4.17	$0.75	$225,000	60,000	$0.75	$45,000
$1.50	122,250	0.48	$1.50	$–	122,250	$1.50	$–
$1.65	6,010,000	9.86	$1.65	$–	–	$1.65	$–
	6,457,250	9.83	$1.60	$253,750	207,250	$1.14	$73,750

During the years ended December 31, 2016 and 2015, the Company issued options to purchase a total of 5,633,259 shares and 6,457,250 shares, respectively, of Series A common stock to various consultants and investors. The fair value of the services provided by consultants is not reliably estimable as these services are traditionally transacted based on a percentage of transaction volume, making measurement of such services impractical. These options have contractual lives of six months to ten years and were valued using the Black-Scholes Option Pricing Model at an weighted average grant date fair value of $0.46 per option, or $2,613,018, and $0.44 per option, or $2,831,530, for the years ended December 31, 2016 and 2015, respectively, with the following assumptions:

	For the Year Ended December 31,
	2016	2015
Stock Price	$0.06 - $1.50	$0.35 - $1.50
Expected term	0.5 to 5 years	0.5 to 10 years
Expected volatility	92.2% to 134.8%	17.3% to 21.1%
Risk-free interest rate	1.20%	0.64% to 2.36%
Dividend yield	0.00	0.00

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 9 – Stockholders’ Equity (Continued)

A total of 2,522,250 options were either expired or canceled during the year ended December 31, 2016.

For the year ended December 31, 2016, the stock price was based on the most recent traded stock price as of the grant date and volatility was based on the Company’s historical volatility. For the year ended December 31, 2015, the stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility.

For the years ended December 31, 2016 and 2015, $2,243,195 and $193,256, respectively, were recorded in consulting fee expense and $1,516,476 and $2,637,624, respectively, were related to unrecognized stock compensation costs. The Company expects to recognize those costs over a weighted average period of 2.1 years and 2.8 years as of December 31, 2016 and 2015, respectively.

Warrants

During the year ended December 31, 2015, the Company issued warrants to purchase a total of 1,325,000 shares of the Company’s Series A common stock at exercise prices ranging from $0.35 to $0.75 to four individuals for consulting services. $477,250 was charged to consulting fee expense for the year ended December 31, 2015. On September 30, 2015, all of the warrants were cancelled by mutual agreement between the parties. Accordingly, no future expense will be recognized.

Note 10 – Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended December 31,
	2016	2015
United States statutory corporate income tax rate	34.0%	34.0%
Effect of Canadian income tax rates	0.8%	-2.2%
Permanent differences	0.0%	0.1%
Change in valuation allowance	-34.8%	-31.9%

Provision for income tax	-%	-%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

Deferred income tax assets:

	December 31,
	2016	2015
Net operating loss carry forwards	$10,336,800	$4,827,780
Stock based compensation	1,444,660	668,600
Valuation allowance	(11,781,460)	(5,496,380)
Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $6,285,080 and $3,726,200 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company has net operating loss carry forwards of approximately $25,552,000 in the United States, which expire commencing 2033. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions. The Company also has a net operating loss carry forward in Canada of approximately $5,869,000 (CAD 7,773,000) which expire commencing 2034 as well as in Luxembourg of $358,000 (EUR 306,000) which expires in 2033.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 10 – Income Taxes (Continued)

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2016, but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S., Canada and Luxembourg. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. No provision was made for income taxes for the years ended December 31, 2016 and 2015 as the Company had cumulative operating losses in each of these jurisdictions.

Note 11 – Commitments and Contingencies

The Company has entered into certain consulting agreements which call for introduction fees to be paid to the consultants for capital received by the Company from investors introduced by the consultants. The fees range from i) 2% in Series A common stock to ii) 13% in cash and 10% in Series A common stock of the amounts received by the Company.

On March 11, 2015, the Company entered into an agreement with Artizan Interior design (“Artizan”), a UAE corporation, whereby Artizan will provide project management and technical coordination services for its project in the Sobha Hartland district of Dubai, United Arab Emirates. The services of Artizan began October 1, 2015 at a monthly fee of $85,000 for a term of the development stage of the project until the handover of the project to the developer. On March 2, 2016, the Company entered into a Client Representative Consultancy Agreement with Artizan, whereby Artizan will provide construction and engineering design services for its project in the Sobha Hartland district of Dubai, United Arab Emirates. The services of Artizan began in March 2016 for a total fee of $1,200,000 in payments of 50% upon the commencement of work, 25% upon the approval of the design package from relevant authorities, and 25% upon the completion of all design services as agreed and approved by the Company. Upon receipt of a termination letter from PNC terminating the agreement related to the Sobha Hartland, Dubai project, the Company terminated its agreement between Artizan and $127,500 of payables is due to Aritizan as of December 31, 2016.

On February 7, 2016, the Company entered into a Development Sale and Purchase Agreement with PNC. During the year ended December 31, 2016, the Company made an additional payment of $1,900,000 (AED 6,980,144) in non-refundable deposits to PNC leaving a balance of $24,786,795 (AED 91,014,801). On May 15, 2016, the Company received a termination letter from PNC terminating the agreement dated February 7, 2016 for non-payment of the amounts due under the agreement. As a result, the Company forfeited the $4,701,205 (AED 17,271,099) of deposits. A total of $5,048,032 (AED 18,545,258), including $346,827 (AED 1,273,583) of closing and development costs, has been charged to operating expenses for the year ended December 31, 2016 as abandoned project costs. However, the Company is still in negotiations with PNC to acquire a reduced size and price of the land it had agreed to under the agreement dated February 7, 2016 and apply the deposits to this restructured arrangement. Negotiations are under way, but the likelihood that the Company will be successful in reaching a satisfactory agreement is dependent on its ability to pay at least a portion of the new acquisition price. As a result, there can be no assurance that the acquisition will occur as contemplated or at all.

The Company has two office lease agreements (Canada and Germany) with total lease payments of $154,672. The Company is contracted to make the following annual payments: not later than one year totaling $41,153; later than one year but not later than two years totaling $41,286; later than two years but not later than three years totaling $41,419; later than three years but not later than four years totaling $19,459; later than four years but not later than five years totaling $11,355; and no amounts later than five years.

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

December 31, 2016 and 2015

Note 11 – Commitments and Contingencies (Continued)

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

On August 6, 2015, Mrs. Gloria Julie Couillard and Tekno Forme (“Plaintiffs”) filed a complaint naming CTC, its President, ROI DEV, Philippe Germain and Sebastian Cliche as co-defendants claiming unpaid fees of $207,638. On September 2, 2015, a default judgement was served against CTC. CTC and its President are applying to set aside the default judgement against them and the Company is opposing the Plaintiff’s notice of Application. On October 9, 2015, the Plaintiff registered a lien on the Company’s Canadian properties in the amount of $207,638. On March 17, 2017, the Plaintiff agreed to release its judgment filed against the Company’s Canadian properties and removed its lien, in its entirety, registered on the these properties.

On September 14, 2015, the Company received a notification from the American Arbitration Association (“AAA”) of a Request for Mediation, dated September 8, 2015, filed by Seth Shaw, pursuant to a mediation and arbitration clause contained in a Consulting Agreement allegedly entered into between the Company and Seth Shaw on May 1, 2014. The Company executed such agreement but believes that Seth Shaw failed to perform under said agreement. Mr. Shaw believes that the agreement is valid and in effect. The matter under dispute is 500,000 shares of the Company’s Series A common stock which were to be issued to Mr. Shaw pursuant to such agreement. A certificate for such shares was issued but never delivered to Mr. Shaw, because the Company cancelled the Agreement for failure to perform. The Company cancelled the shares and recorded a liability for the then value of the shares of $175,000 which was included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2015. The Company and Mr. Shaw met in mediation on February 22, 2016 with no resolution achieved. The parties then attended an arbitration evidentiary hearing on January 20, 2017 whereby the arbitrator, on March 30, 2017, issued a final award ruling that Mr. Shaw was entitled to recover $755,125 from the Company for breach of contract claim and $103,110 of legal fees. The Company intends to vigorously defend itself in judicial court from these claims by Mr. Shaw and has recorded a liability of $250,000 in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2016, as being the best estimate of the possible outflows to settle this case.

Note 12 – Subsequent Events

Subsequent to December 31, 2016, the Company received from eight accredited investors a total of $1,079,749 as deposits for the purchase of its Series B Preferred Shares and shall also receive from them a total of 395,555 shares of the Company’s common stock held by them to be held in treasury in exchange for a total of 1,395,555 Series B Preferred Shares.

Subsequent to December 31, 2016, ROI SEC received $1,316,068 as deposits for ROI Securitization notes. The terms of the notes and the issuance date have not yet been established.

On January 20, 2017, the parties attended an arbitration evidentiary hearing whereby the arbitrator, on March 30, 2017, issued a final award ruling that Mr. Shaw was entitled to recover $755,125 from the Company for breach of contract claim and $103,110 of legal fees. The Company intends to vigorously defend itself in judicial court from these claims by Mr. Shaw and has recorded a liability of $250,000 in accounts payable and accrued expenses in the consolidated statement of financial position as of December 31, 2016, as being the best estimate of the possible outflows to settle this case.

On April 18, 2017, the Board of Directors increased the number of its members from 2 to 3 and reappointed Martin Scholz to fill the vacancy created by such increase and nominated to the position of Executive Vice President of the Company. Stéphane Boivin has been appointed as Chief Operating Officer, and Antoine Tronquoy will serve as the new Chief Financial Officer of the Company, replacing Mohsen Maaouia.

On May 18, 2017, the Company cancelled 100,000 shares of the Series A preferred stock held by Sami Chaouch upon his resignation as Director and Chief Executive Officer and his surrender of said shares. In connection with the Company’s settlement agreement between Sami Chaouch, the Company agreed to issue 1,000,000 shares of the Company’s Series B preferred stock, however, the Company has not yet issued these shares.

On August 10, 2017, Antoine Tronquoy resigned as Chief Financial Officer of the Company. On that same date the Company engaged Yuhi Horiguchi to serve as its new Chief Financial Officer. Yuhi Horiguchi is the controlling shareholder of Alternative Strategy Partners Pte. Ltd.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 12 – Subsequent Events (Continued)

On August 22, 2017, the Company sent a written notice to all of its convertible note holders (Beauport, Quebec project) to notify them that the Company shall execute its option to extend the maturity date of the convertible notes by an additional 18 months.

On October 3, 2017, the Company’s Board of Directors of authorized the re-issuance of the 100,000 shares of Series A Preferred Stock previously re-acquired by the Company from Sami Chaouch on May 18, 2017, to Martin Scholz, the Company’s Chief Executive Officer.

On December 21, 2017, the Company entered into a Design & Licensing Agreement with Swarovski Brand License AG (“Swarovski”) which provides the Company with an exclusive license to design and to develop the Swarovski Towers building in the Dubai (United Arab Emirates) territory. The Company plans to develop the world’s first luxury hotel and residential property revealing the exceptional standards of high-quality design and decor of the Swarovski brand. The Company is still in discussions with project partners to achieve its plans to launch the project in year 2018.

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

/s/ Martin Scholz	December 29, 2017
Martin Scholz, Principal Executive Officer	Date

/s/ Yuhi Horiguchi	December 29, 2017
Yuhi Horiguchi, Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin Scholz	December 29, 2017
Martin Scholz, Chief Executive Officer and Chairman of the Board of Directors	Date

/s/ Stéphane Boivon	December 29, 2017
Stéphane Boivin, Chief Operating Officer and Director	Date

/s/ Sebastien Cliche	December 29, 2017
Sebastien Cliche, President and Director	Date

40