Form 10-K/A
period 2016-12-31
ROI LAND INVESTMENTS LTD
filed 2018-01-02
CIK 1509879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of December 28, 2017, there were 53,971,846 shares of the Company’s par value $0.0001 Series A Common Stock outstanding.

1

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on December 29, 2017.

2

PART II - OTHER INFORMATION

Item 15. Exhibits

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Martin Scholz	January 2, 2018
Martin Scholz, Principal Executive Officer	Date

/s/ Yuhi Horiguchi	January 2, 2018
Yuhi Horiguchi, Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin Scholz	January 2, 2018
Martin Scholz, Chief Executive Officer and Chairman of the Board of Directors	Date

/s/ Stéphane Boivon	January 2, 2018
Stéphane Boivin, Chief Operating Officer and Director	Date

/s/ Sebastien Cliche	January 2, 2018
Sebastien Cliche, President and Director	Date