Form 10-K/A
period 2016-12-31
ROI LAND INVESTMENTS LTD
filed 2018-01-23
CIK 1509879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3 to

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

As of December 28, 2017, there were 53,971,846 shares of the Company’s par value $0.0001 Series A Common Stock outstanding.

Explanatory Note

On January 1, 2018, the Company filed Amendment No. 1 to its Annual Report on Form 10-K solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. This Amendment No. 2 is being filed solely to add a footnote to the Report of Independent Registered Public Accounting Firm provided by Raymond Chabot Grant Thornton LLP located on page F-2 hereto.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit No.	Description
21.1	Subsidiaries of the Company**
31.1	Rule 13a-14(a) Certification by the Principal Executive Officer*
31.2	Rule 13a-14(a) Certification by the Principal Financial Officer*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

** Previously filed

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

/s/ Raymond Chabot Grant Thornton LLP 1

Raymond Chabot Grant Thornton LLP

Montreal, Québec, Canada

December 28, 2017

_________________________________

1 CPA auditor, CA public accountancy permit No.  A121855

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

/s/ Martin Scholz	January 23, 2018
Martin Scholz, Principal Executive Officer	Date

/s/ Yuhi Horiguchi	January 23, 2018
Yuhi Horiguchi, Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin Scholz	January 23, 2018
Martin Scholz, Chief Executive Officer and Chairman of the Board of Directors	Date

/s/ Stéphane Boivon	January 23, 2018
Stéphane Boivin, Chief Operating Officer and Director	Date

/s/ Sebastien Cliche	January 23, 2018
Sebastien Cliche, President and Director	Date

40