Form 10-K/A
period 2016-12-31
ROI LAND INVESTMENTS LTD
filed 2018-03-22
CIK 1509879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 4 to

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

On March 17, 2016, the Company organized ROI Land Investments AG (“ROI Swiss”), a Swiss corporation as a wholly-owned subsidiary. ROI Swiss was organized to provide investor relations services to the Company’s investors and potential investors in Europe.

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

Profit Participation Liability

The Company’s Beauport Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project was estimated to be $1,127,172, based on management’s best estimates at inception of the notes and as of December 31, 2015, of which, $197,146 was the pro rata share of the Beauport Series A and D noteholders and was recorded as a profit participation liability, embedded within the notes. As of December 31, 2016, management revised the estimated profit for the project to be approximately $0.9 million and the balance profit participation liability was adjusted to $122,718. Changes in our estimates and assumptions may cause us to realize material changes in profit participation liability in the future.

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

During 2016, the Company entered into a consulting agreement with Martin Scholz whereby Mr. Scholz is entitled to a base salary of $50,000 per month, a one-time signing bonus of $15,000, non-qualified stock options, to purchase up to 500,000 shares of the Company’s Series A Common Stock, vesting over a three-year period. The agreement also provides for additional non-qualified stock options, to purchase up to 250,000 shares of the Company’s Series A Common Stock, to be granted each quarter over the duration of the agreement vesting over a three-year period. In November 2016, Mr. Scholz’s agreement was amended to be in a form of an employment agreement with the same terms as the original consulting agreement.

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

During the year ended December 31, 2015, the Company entered into multiple loan agreements with LMM Group Ltd. (“LMM”), a Swiss company, and received a total of $248,168. The loans are unsecured, bear interest at 8% per annum and are due at various dates beginning January 1, 2016. On December 10, 2015, $150,000 of the notes was assigned from LMM to 8010609 Canada Inc. The balance of the loans from LMM as of December 31, 2016 and 2015 is $62,488 and $98,168, respectively, and the balance of accrued interest is $11,445 and $6,150, respectively. Philippe Germain is the sole shareholder of LMM.

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

December 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ROI Land Investments Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of ROI Land Investments Ltd. and Subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ROI Land Investments Ltd. and Subsidiaries as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Marcum LLP

Marcum LLP

New York, NY

April 12, 2016

ROI Land Investments Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$557,972	$424,218
Mortgage notes receivable, net of allowance for loan losses of $443,354 and $-0- as of December 31, 2016 and 2015, respectively	–	443,354
Notes receivable, net of allowance for loan losses of $1,643,025 and $1,643,025 as of December 31, 2016 and 2015, respectively	–	–
Advances to related party	21,038	185,061
Interest receivable, net of allowance for loan losses of $-0- and $116,991 as of December 31, 2016 and 2015, respectively	–	35,504
Cash in escrow for interest payments	196,162	52,166
Acquisition deposit, related party	–	112,187
Other current assets	12,807	222,531
Total current assets	787,979	1,475,021

Other assets:
Real estate held for development and sale	15,748,747	14,798,000
Deposits on land	–	3,148,032
Investment in cost-method investee	56,080	56,080
Other assets, net	21,248	73,293
Total other assets	15,826,075	18,075,405

Total assets	$16,614,054	$19,550,426

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,053,134	$1,973,512
Convertible notes payable, net of debt discounts, current	1,297,405	1,259,922
Mortgage note payable	2,215,520	865,080
Loans payable	4,265,000	3,765,000
Loans from related parties	709,131	486,528
Deposits on notes payable, net of issuance costs	5,588,227	3,741,821
Profit participation liability	122,718	197,146
Total current liabilities	19,251,135	12,289,009

Other liabilities
Convertible notes payable, net of debt discounts, noncurrent	3,116,547	2,892,047
Mortgage note payable	1,513,441	–
Performance-linked notes payable, net of debt discounts	3,392,458	3,431,692

Total liabilities	27,273,581	18,612,748

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Series A, 30,000,000 shares authorized, par value $0.0001, 200,000 shares issued and outstanding as of December 31, 2016 and no shares issued or outstanding as of December 31, 2015	20	–
Preferred stock, Series B, 20,000,000 shares authorized, par value $0.0001, 2,239,226 shares issued and 3,368,782 shares outstanding as of December 31, 2016 and no shares issued or outstanding as of December 31, 2015	337	–
Common stock, Series A, 160,000,000 shares authorized, par value $0.0001, 56,061,072 shares issued and 53,971,846 shares outstanding as of December 31, 2016 and 50,615,397 shares issued and outstanding as of December 31, 2015, respectively	5,606	5,062
Common stock, Series B, 40,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–	–
Additional paid-in capital	26,839,938	20,035,692
Preferred stock issuable	573,802	–
Treasury stock	(209)	–
Accumulated other comprehensive loss	(1,852,668)	(2,086,207)
Accumulated deficit	(36,226,353)	(17,016,869)
Total stockholders' equity	(10,659,527)	937,678

Total liabilities and stockholders' equity	$16,614,054	$19,550,426

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. At December 31, 2016 and 2015, the Company had no cash equivalents.

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

Equity

Common stock and preferred stock represent the par value of the total number of shares issued by the Company. If shares are issued upon the exercise of options or warrants, any compensation costs previously recognized as additional paid-in-capital are reclassified to the capital stock accounts. If shares are issued upon the exercise of the conversion options related to any convertible instruments, the equity component of such convertible instruments are recognized in the capital stock accounts.

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

The Beauport Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project was estimated to be $1,127,172, based on management’s best estimates at inception of the notes and as of December 31, 2015, of which, $197,146 was the pro rata share of the Beauport Series A and D noteholders and was recorded as a profit participation liability, embedded within the notes. As of December 31, 2016, management revised the estimated profit for the project to be approximately $0.9 million and the balance profit participation liability was adjusted to $122,718.

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

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at inception of the notes and as of December 31, 2015 was estimated to be $1,127,172 based on management’s estimates and third party valuations at those dates, of which, $151,165 was the pro rata share of the Series A noteholders and was recorded as a discount to the notes. As of December 31, 2016, the pro rate share of estimated profit for the Series A noteholders was adjusted to $94,710 to reflect the changes in estimated profit made by management. $34,773 and $50,388 of the discount has been accreted as interest expense for the years ended December 31, 2016 and 2015, respectively, resulting in an unamortized discount of $55,237 at December 31, 2016 which will be amortized over the next 10.5 months.

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

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at inception of the notes and as of December 31, 2015 was estimated to be $1,127,172 based on management’s estimates and third-party valuations at those dates, of which, $45,981 was the pro rata share of the Series D noteholders. As of December 31, 2016, the pro rate share of estimated profit for the Series D noteholders was adjusted to $28,008 to reflect the changes in estimated profit made by management. $11,378 and $15,326 of the discount has been accreted as interest expense for the years ended December 31, 2016 and 2015, respectively, resulting in an unamortized discount of $16,001 at December 31, 2016 which will be amortized over the next 10.5 months.

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

During the year ended December 31, 2015, the Company entered into multiple loan agreements with LMM Group Ltd. (“LMM”), a Swiss company, and received a total of $248,168. The loans are unsecured, bear interest at 8% per annum and are due at various dates beginning January 1, 2016. On December 10, 2015, $150,000 of the notes was assigned from LMM to 8010609 Canada Inc. The balance of the loans from LMM as of December 31, 2016 and 2015 is $62,488 and $98,168, respectively, and the balance of accrued interest is $11,445 and $6,150, respectively. Philippe Germain is the sole shareholder of LMM.

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

During the year ended December 31, 2016, the Company issued 350,000 shares of Series B preferred stock to an investor for debt issuance costs. The shares issued were valued at an average price of $0.27, based on the price of shares sold to investors, for a total of $94,500.

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

/s/ Martin Scholz	December 28, 2017
Martin Scholz, Principal Executive Officer	Date

/s/ Yuhi Horiguchi	December 28, 2017
Yuhi Horiguchi, Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin Scholz	December 28, 2017
Martin Scholz, Chief Executive Officer and Chairman of the Board of Directors	Date

/s/ Stéphane Boivon	December 28, 2017
Stéphane Boivin, Chief Operating Officer and Director	Date

/s/ Sebastien Cliche	December 28, 2017
Sebastien Cliche, President and Director	Date

40