Form 10-Q
period 2016-09-30
ROI LAND INVESTMENTS LTD
filed 2018-07-17
CIK 1509879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________

FORM 10-Q

_________

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

ROI LAND INVESTMENTS LTD.

FORM 10-Q

SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROI Land Investments Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets:
Cash	$329,097	$424,218
Mortgage notes receivable	–	443,354
Advances to related party	17,468	185,061
Cash in escrow for interest payments	140,183	52,166
Acquisition deposit, related party	–	112,187
Other current assets	99,511	258,035
Total current assets	586,259	1,475,021

Other assets:
Real estate held for development and sale	15,715,340	14,798,000
Deposits on land	–	3,148,032
Investments in cost-method investees	56,080	56,080
Other assets, net	22,329	73,293
Total other assets	15,793,749	18,075,405

Total assets	$16,380,008	$19,550,426

See accompanying notes to condensed consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,847,149	$1,973,512
Convertible notes payable, net of debt discounts, current	1,278,818	1,259,922
Mortgage note payable	2,317,834	865,080
Loans payable	3,803,185	3,765,000
Loans from related parties	633,201	486,528
Deposits on notes payable, net of issuance costs	5,371,340	3,741,821
Profit participation liability	197,146	197,146
Total current liabilities	18,448,673	12,289,009

Other liabilities
Convertible notes payable, net of debt discounts, noncurrent	3,060,326	2,892,047
Performance-linked notes payable, net of debt discounts	3,388,259	3,431,692
Total non current liabilities	6,448,585	6,323,739
Total liabilities	24,897,258	18,612,748

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Series A, 30,000,000 shares authorized, par value $0.0001, 200,000 shares issued and outstanding as of September 30, 2016 and no shares issued or outstanding as of December 31, 2015	20	–
Preferred stock, Series B, 20,000,000 shares authorized, par value $0.0001, 2,239,226 shares issued and 2,634,321 shares outstanding as of September 30, 2016 and no shares issued and outstanding as of December 31, 2015	264	–
Common stock, Series A, 160,000,000 shares authorized, par value $0.0001, 53,971,846 shares issued and outstanding at September 30, 2016 and 50,615,397 shares issued and outstanding at December 31, 2015, respectively	5,606	5,062
Additional paid-in capital	26,546,556	20,035,692
Preferred stock issuable	166,983	–
Treasury common stock	(209)	–
Accumulated other comprehensive loss	(1,706,678)	(2,086,207)
Accumulated deficit	(33,529,792)	(17,016,869)
Total stockholders' equity	(8,517,250)	937,678

Total liabilities and stockholders' equity	$16,380,008	$19,550,426

See accompanying notes to condensed consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Interest income, net	$–	$35,679	$–	$81,421

Operating expenses:
Compensation	52,106	159,069	400,906	228,100
Consulting fees	211,649	1,087,909	5,930,059	3,426,864
Professional fees	271,863	201,930	1,229,232	443,283
Travel expenses	136,872	129,057	838,860	554,528
Abandoned project costs	35,500	–	5,321,080	–
Provision for loan losses	–	–	443,354	–
Other	113,208	492,881	692,334	1,041,128

Total operating expenses	821,198	2,070,846	14,855,825	5,693,903

Loss from operations	(821,198)	(2,035,167)	(14,855,825)	(5,612,482)

Other income (expense):
Interest expense	(501,379)	(368,697)	(1,502,539)	(903,685)
Gain on extinguishment of debt	–	–	–	74,091
Foreign currency transaction gain (loss)	(87,425)	36,067	(154,559)	17,665
Total other expense	(588,804)	(332,630)	(1,657,098)	(811,929)

Loss before income taxes	(1,410,002)	(2,367,797)	(16,512,923)	(6,424,411)

Provision for income taxes	–	–	–	–

Net loss	$(1,410,002)	$(2,367,797)	$(16,512,923)	$(6,424,411)

Net loss per share - basic and diluted	$(0.03)	$(0.05)	$(0.31)	$(0.15)

Weighted average number of shares outstanding - Basic and Diluted	53,971,846	46,811,794	53,949,624	43,706,090

Net loss	$(1,410,002)	$(2,367,797)	$(16,512,923)	$(6,424,411)

Foreign currency translation gain (loss)	(14,297)	(816,748)	379,529	(1,353,465)

Total comprehensive loss	$(1,424,299)	$(3,184,545)	$(16,133,394)	$(7,777,876)

See accompanying notes to condensed consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,512,923)	$(6,424,411)
Adjustments to reconcile net loss to net cash used in operations:
Amortization	9,487	10,099
Stock based compensation	1,988,903	1,988,226
Stock issued for services	53,200	–
Amortization of debt issuance costs	235,687	253,187
Accretion of debt discount on convertible notes payable	77,289	77,007
Accretion of profit participation discount on convertible notes payable	54,192	49,150
Provision for loan losses	443,354	–
Gain on extinguishment of debt	–	(74,091)
Abandoned project costs	5,321,080	–
Unrealized foreign exchange gain	(156,649)	–
Changes in operating assets and liabilities:
Notes receivable	–	(1,047,621)
Interest receivable	37,612	(67,331)
Cash in escrow for interest payments	(88,017)	181,987
Prepaid interest	–	–
Other current assets	120,910	(288,963)
Real estate held for development and sale	(2,363,154)	(3,901,232)
Deposits on land	–	(1,085,205)
Other assets	41,477	(28,498)
Accounts payable and accrued expenses	2,873,637	1,107,390
Net cash used in operating activities	(7,863,915)	(9,250,306)

Cash flows used in investing activities:
Advance to related party	167,593	(114,102)
Net Cash used in investing activities	167,593	(114,102)

Cash flows from financing activities:
Payments on convertible notes payable	(115,000)	(329,797)
Proceeds from the issuance of mortgage note payable	1,500,000	–
Payments on mortgage notes payable	(135,336)	–
Proceeds from the issuance of loans payable	38,185	–
Payments on loans payable	–	(1,160,865)
Proceeds from loans from related parties, net	78,961	150,000
Proceeds from deposits for notes payable, net of cash issuance costs	1,947,879	2,937,166
Proceeds from issuance of performance-linked notes payable, net of cash issuance costs	–	2,277,860
Payments on performance-linked notes payable	(112,200)	–
Proceeds from deposits for preferred stock issuance, net of cash issuance costs	545,022	–
Proceeds from issuance of common stock, net of cash issuance costs	3,847,030	5,095,994
Net Cash provided by financing activities	7,594,541	8,970,358

Effect of exchange rate changes on cash	6,660	(147,522)

Net (decrease) increase in cash during the period	(95,121)	(541,572)

Cash, beginning of period	424,218	745,821

Cash, end of period	$329,097	$204,249

Continued

ROI Land Investments Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the nine months ended September 30,
	2016	2015
Supplemental disclosure of cash flows information:
Cash paid for interest	$976,483	$378,234

Supplemental disclosure of non-cash flows investing and financing activities:

Acquisition of land held for development:
Real estate held for development and sale	$–	$(3,350,000)
Loans payable	$–	$3,350,000

Series A preferred stock issued in exchange for common stock:
Common stock	$(20)	$–
Series A preferred stock	$20	$–

Series B preferred stock issued in exchange for common stock:
Common stock	$(189)	$–
Series B preferred stock	$189	$–

Series A preferred stock issued for debt issuance costs:
Preferred stock	$(35)	–
Additional paid-in capital	$(94,465)	–
Deferred debt issuance costs	$94,500	–

Common stock issued for issuance costs:
Performance-linked notes payable, net of debt discounts	$–	$(116,638)
Additional paid-in capital (equity issuance costs)	$–	$(337,754)
Common stock	$–	$58
Additional paid-in capital	$–	$454,334

Common stock issued for payment of accrued expenses at December 31, 2014:
Accounts payable and accrued expenses	$–	$(443,327)
Common stock	$–	$127
Additional paid-in capital	$–	$443,200

Common stock issued for services:
Common stock	$(4)	$–
Additional paid-in capital	$(53,196)	$–
Compensation expense	$53,200	$–

Notes payable converted to common stock:
Notes payable	$(150,000)	$–
Common stock	$12	$–
Additional paid-in capital	$149,988	$–

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

Going Concern

The Company has incurred a net loss of $16,512,923 for the nine months ended September 30, 2016 and has incurred cumulative losses since inception of $33,529,792. The Company has a deficit in working capital of $17,862,414 as of September 30, 2016 and used cash in operations of $7,863,915 for the nine months ended September 30, 2016. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 1 – Business, Presentation and Going Concern (Continued)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ROI Land Investments Ltd. and its wholly-owned Subsidiaries, ROI DEV Canada Inc., 9497846 Canada Inc., ROI Land Investments FZ, ROI Land Investments AG and ROI Securitisation SA. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2015 have been reclassified to conform to the current period presentation. These reclassifications have no impact on the previously reported net loss.

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

Note 2 – Notes and Mortgage Notes Receivable

Notes receivable and mortgage notes receivable consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Note	Reserve for		Note	Reserve for
Notes	Face Value	Loan Loss	Note, net	Face Value	Loan Loss	Note, net

Mortgage Notes:

3320 Kenney St., BC	$443,354	$(443,354)	$–	$443,354	$–	$443,354

Unsecured Notes:

1015-1050 Nalabila Blvd, BC	$1,012,237	$(1,012,237)	$–	$1,012,237	$(1,012,237)	$–

3320 Kenney St., BC	630,788	(630,788)	–	630,788	(630,788)	–

	$1,643,025	$(1,643,025)	$–	$1,643,025	$(1,643,025)	$–

During the nine months ended September 30, 2016, the Company determined that the collectability of its mortgage notes receivable was doubtful and recorded a reserve for loan loss of $443,354 and recognition of interest income was suspended. For the three and nine months ended September 30, 2016, $-0- and $-0- of interest income was recognized on the above mortgage notes, respectively. For the three and nine months ended September 30, 2015, $35,679 and $81,421 of interest income was recognized, respectively.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 3 – Real Estate Held for Development and Sale

Real estate held for development and sale consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Property / Project	USD	CAD	USD	CAD

Beauport, BC	$4,864,822	$6,370,069	$4,567,218	$6,335,438

840 Graham Avenue, Terrace, BC	261,045	341,816	233,275	323,589

3304 Kenney Street, Terrace, BC	776,089	1,016,223	727,711	1,009,448

4922 Park Avenue, Terrace, BC	608,855	797,243	570,808	791,799

1015-1050 Nalabila Blvd, Kitimat, BC	1,721,029	2,253,540	1,529,141	2,121,155

Evans, Colorado	7,483,500	–	7,169,847	–

	$15,715,340		$14,798,000

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

On February 7, 2016, the Company entered into a Development Sale and Purchase Agreement with PNC. During the nine months ended September 30, 2016, the Company made an additional payment of $1,900,000 (AED 6,980,144) in non-refundable deposits to PNC leaving a balance of $24,786,795 (AED 91,014,801).

On May 15, 2016, the Company received a termination letter from PNC terminating the agreement dated February 7, 2016 for non-payment of the amounts due under the agreement. As a result, the Company forfeited the $4,701,205 (AED 17,271,099) of deposits. A total of $5,048,032 (AED 18,545,258), including $346,827 (AED 1,273,583) of closing and development costs, has been charged to operating expenses for the nine months ended September 30, 2016 as abandoned project costs. However, the Company is still in negotiations with PNC to acquire a reduced size and price of the land it had agreed to under the agreement dated February 7, 2016 and apply the deposits to this restructured arrangement. Negotiations are under way, but the likelihood that the Company will be successful in reaching a satisfactory agreement is dependent on its ability to pay at least a portion of the new acquisition price. As a result, there can be no assurance that the acquisition will occur as contemplated or at all. During the nine months ended September 30, 2016, the Company also incurred $160,825 of other costs related to the project and wrote-off leasehold improvements related to a lease in Dubai for an amount of $256,048.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 4 – Notes and Loans Payable

Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016
			Issuance	Profit
	Principal	Debt	Costs	Participation	Net
Beauport Note Series	Amount	Discount, net	Discount, net	Discount, net	Amount

Series A Convertible	$1,200,000	$(34,134)	$(56,610)	$(48,457)	$1,060,799

Series B Convertible	2,421,479	–	(121,419)	–	2,300,060

Series C Convertible	874,000	(72,493)	(41,241)	–	760,266

Series D Convertible	250,000	–	(17,241)	(14,740)	218,019

	$4,745,479	$(106,627)	$(236,511)	$(63,197)	4,339,144

Current portion					(1,475,964)
Profit participation liability					197,146
Less current portion, net of profit participation liability					(1,278,818)

Convertible notes payable, net of discounts, non-current					$3,060,326

	December 31, 2015
			Issuance	Profit
	Principal	Debt	Costs	Participation	Net
Beauport Note Series	Amount	Discount, net	Discount, net	Discount, net	Amount

Series A Convertible	$1,200,000	$(58,875)	$(98,757)	$(90,010)	$952,358

Series B Convertible	2,421,479	–	(206,457)	–	2,215,022

Series C Convertible	874,000	(125,041)	(71,934)	–	677,025

Series D Convertible	365,000	–	(30,057)	(27,379)	307,564

	$4,860,479	$(183,916)	$(407,205)	$(117,389)	4,151,969

Current portion					(1,457,068)
Profit participation liability					197,146
Less current portion, net of profit participation liability					(1,259,922)

Convertible notes payable, net of discounts, noncurrent					$2,892,047

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 4 – Notes and Loans Payable (Continued)

All series of the notes contain provisions that allow for a) pro rata prepayments of the notes by the Company in the event of sales of parcels of the Beauport Property, b) a call option by the Company to prepay the note at any time prior to the six month anniversary of the closing date of the note which includes a 15% premium in the form of the Company’s common stock, and c) an option of the noteholder to convert the note into shares of the Company’s common stock at a 10% discount to the average market price of the Company’s common stock during the thirty days’ trading period preceding the date of conversion. The Company has not recorded any beneficial conversion feature as of September 30, 2016 and December 31, 2015 as the embedded conversion options in its notes payable do not meet the firm commitment criterion as described under applicable U.S. GAAP. The Company has the option to extend the maturity date of the notes up to a period of 18 months.

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

The convertible notes are collateralized by the Beauport property acquired by ROI DEV and contain certain financial and other covenants. On April 27, 2015, the Company received written consent of waiver of the default from the required noteholders (greater than 50% of the noteholders in principal amount pari passu) and the applicable covenant was removed to ensure it will not be triggered in the future. As such, the amount representing the long- term portion of the notes payable, net of discounts, of $3,060,326 and $2,892,047, has been classified as noncurrent liabilities as of September 30, 2016 and December 31, 2015, respectively. On August 22, 2017, the Company sent a written notice to all of its convertible note holders to notify them that the Company shall execute its option to extend the maturity date of the convertible notes by an additional 18 months.

The Beauport Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project was estimated to be approximately $1.2 million, based on management’s best estimates at inception of the notes and as of September 30, 2016 and December 31, 2015, of which, $197,146 was the pro rata share of the Beauport Series A and D noteholders and was recorded as a profit participation liability, embedded within the notes.

Beauport Series A Convertible Notes

On October 14, 2014, the Company issued $1,200,000 of its Series A convertible notes payable to three investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017. A total of 282,500 shares of the Company’s common stock were issued in conjunction with the notes to the noteholders at a fair value of $98,875 ($0.35 per share) based on the price of shares sold to investors. The $98,875 was recorded as a discount to the notes and $24,741 and $24,651 of the discount has been accreted as interest expense for the nine months ended September 30, 2016 and 2015, respectively, resulting in an unamortized discount of $34,134 at September 30, 2016 which will be amortized over the next 13.5 months.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at inception of the notes and at September 30, 2016 and December 31, 2015 was estimated to be approximately $1.2 million, based on management’s estimates, of which, $151,165 is the pro rata share of the Series A noteholders and was recorded as a discount to the notes. $41,553 and $37,687 of the discount has been accreted as interest expense for the nine months ended September 30, 2016 and 2015, respectively, resulting in an unamortized discount of $48,457 at September 30, 2016 which will be amortized over the next 13.5 months.

The effective interest rate for the Series A convertible notes was 22.1% for the nine months ended September 30, 2016.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 4 – Notes and Loans Payable (Continued)

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

The effective interest rate for the Series B convertible notes was 12.8% for the nine months ended September 30, 2016.

Beauport Series C Convertible Notes

On October 14, 2014, the Company issued $874,000 of its Series C convertible notes payable to an investor for cash. The note bears interest at 10% per annum and is due October 14, 2017. A total of 600,000 shares of the Company’s common stock were issued in conjunction with the note to the noteholder at a fair value of $210,000 ($0.35 per share) based on the price of shares sold to investors. The $210,000 was recorded as a discount to the note and $52,548 and $52,356 of the discount has been accreted as interest expense for the nine months ended September 30, 2016 and 2015, respectively, resulting in an unamortized discount of $72,493 at September 30, 2016 which will be amortized over the next 13.5 months.

The effective interest rate for the Series C convertible notes was 22.7% for the nine months ended September 30, 2016.

Beauport Series D Convertible Notes

On October 14, 2014, the Company issued $365,000 of its Series D convertible notes payable to five investors for cash. The notes bear interest at 10% per annum and are due October 14, 2017. During the nine months ended September 30, 2016, the Company redeemed notes totaling $115,000 from two noteholders.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project, at inception of the notes and at December 31, 2015 and September 30, 2016, is estimated to be approximately $1.2 million, based on management’s estimates, of which, $45,981 is the pro rata share of the Series D noteholders and was recorded as a discount to the notes. $12,639 and $11,463 of the discount has been accreted as interest expense for the nine months ended September 30, 2016 and 2015, respectively, resulting in an unamortized discount of $14,740 at September 30, 2016 which will be amortized over the next 13.5 months.

The effective interest rate for the Series D convertible notes was 18.2% for the nine months ended September 30, 2016.

Interest on Beauport Convertible Notes Payable

As a condition of the convertible note agreements, the Company has placed the first year’s interest in escrow with an agent who will make monthly interest payments to the noteholders on the Company’s behalf. A total of $321,102 and $65,784 was funded during the nine months ended September 30, 2016 and 2015, respectively. The escrow agent paid a total of $303,592 and $247,800 during the nine months ended September 30, 2016 and 2015, respectively, resulting in a balance of prepaid interest of $69,642 at September 30, 2016.

During the nine months ended September 30, 2016 and 2015, $326,044 and $342,250 of interest was accrued and expensed on the notes and $303,592 and $247,800, respectively, was paid by the escrow agent, resulting in accrued interest balance of $43,278 at September 30, 2016.

Debt Issuance Costs on Beauport Convertible Notes Payable

Issuance costs are amortized as interest expense over the term of the notes. $170,694 and $222,516 has been amortized as interest expense during the nine months ended September 30, 2016 and 2015, respectively, resulting in a balance of debt issuance costs discount of $236,511 at September 30, 2016 which will be amortized over the next 13.5 months.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 4 – Notes and Loans Payable (Continued)

Mortgage Notes Payable

On October 9, 2015, the Company entered into a mortgage loan agreement for $937,170 (CAD 1,300,000). At closing, the Company returned $72,090 (CAD 100,000) to the lender as a reduction of the principal resulting in a balance of $865,080 (CAD 1,200,000) at December 31, 2015. The loan bears interest at 20% per annum and was due December 9, 2015. The loan is collateralized by first rank mortgages on the Company’s Kenney Street and Park Avenue properties and second rank mortgages on its Kitimat and Beauport properties and is guaranteed by the Company’s President. On December 29, 2015, the Company and the lender entered into an extension agreement on the loan of three months until March 13, 2016 for a fee of $21,870 (CAD 30,000) and on March 15, 2016 the Company and lender entered into a second extension agreement of an additional three months until June 13, 2016 for a fee of $7,930 (CAD 11,000). The Company incurred $179,747 (CAD 237,413) of interest expense including fees and penalties during the nine months ended September 30, 2016. The Company is current on its payment of interest and penalty fees, however, it remains to be in default on its principal repayment. The Company is currently in discussions with the lender to enter into a loan amendment agreement to further extend the maturity date.

During the nine months ended September 30, 2016, the Company received a total of $1,500,000 from Alternative Strategy Partners Pte. Ltd., a Singapore limited company (“ASP”), in connection with the Company’s Dubai Sobha Hartland Acquisition and Development Project (“Sobha Dubai Project”). Pursuant to an agreement between the parties dated February 24, 2016, the Company agreed to issue to ASP certain notes (“ASP notes”) which shall have a two year maturity, bear interest at 8% per annum payable quarterly and have a mortgage on the First Plot of the Sobha Dubai Project, subordinated to loans from banks or other institutional lenders, if such a lien is determined to be valid and enforceable under Dubai law, otherwise, the notes shall be secured by a lien, similarly subordinated, upon all of the stock of ROI Land Investments Ltd., the beneficial owner of the Sobha Dubai Project. The ASP notes also contain an option either to convert all or part of its notes to the Company’s Series A common stock at $1.00 per share or to redeem all or part of its investment. Additionally, the ASP notes allowed ASP to receive certain profit participation of up to 50% of the net profits upon sale of the First Plot. On May 15, 2016, the Company received a termination letter from PNC terminating the agreement dated February 7, 2016 for non-payment of the amounts due under the agreement. As a result, the Company forfeited the deposits paid to PNC and defaulted on the ASP notes. The Company is currently in discussions with ASP to amend the terms of the notes. $73,793 of interest has been accrued on the notes as of September 30, 2016.

Loans Payable

On June 8, 2015, in connection with the acquisition of the Evans, Colorado property, the Company issued a promissory note in the amount of $3,350,000 to the seller. The note was due June 5, 2016, collateralized by the property bearing interest at 6% per annum. On May 3, 2016, the Company paid $100,000 as an extension fee to extend the maturity date of the note by ninety days through September 5, 2016 at 8% interest per annum. The Company subsequently defaulted on the note but cured its default by paying a $167,500 fee to the seller and 18% interest starting from October 15, 2016. On March 31, 2017, the Company entered into an agreement with the seller to restructure the note by making a partial repayment of $1,300,000 against the principal and an additional $237,536 as prepayment of interest through maturity at March 30, 2018. The terms of the note were modified so that the remaining principal of $2,378,667 shall bear 10% annual interest with a first lien on the property. For the nine months ended September 30, 2016, interest expense of $198,842 was incurred and interest and penalty payments of $192,500 were made resulting in accrued interest balance of $20,834 as of September 30, 2016.

During the year ended December 31, 2015, the Company borrowed a total of $415,000 from Valescore Ltd., a Swiss company. The loans are unsecured, bear interest at 8% per annum and are due at various dates beginning January 1, 2016. On April 2, 2016, the maturity dates of all of the notes were extended to December 30, 2016. $25,267 of interest expense was incurred during the nine months ended September 30, 2016 resulting in of $30,417 of accrued interest as of September 30, 2016.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 4 – Notes and Loans Payable (Continued)

Performance-Linked Notes Payable

Performance-linked notes payable consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
Note Series	Principal Amount	Issuance Costs Discount, net	Net Amount	Principal Amount	Issuance Costs Discount, net	Net Amount

Kitimat Series A	$2,292,830	$(114,286)	$2,178,544	$2,442,830	$(167,904)	$2,274,926

Kitimat Series B	473,117	–	473,117	473,117	–	473,117

Terrace Series A	763,752	(27,154)	736,598	722,178	(38,529)	683,649

	$3,529,699	$(141,440)	3,388,259	$3,638,125	$(206,433)	3,431,692

Less current portion			–			–

Notes payable, net of discounts, noncurrent			$3,388,259			$3,431,692

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

Kitimat Series A Notes

On May 8, 2015, the Company issued $2,442,830 of its Series A notes payable to twenty-nine investors for cash. During the nine months ended September 30, 2016, the Company redeemed notes totaling $150,000 from two noteholders in exchange for 121,961 shares of its restricted common stock at a fair value on the date of exchange of $1.23. The notes bear interest at 8% per annum, are due May 8, 2018, and are collateralized by a secured interest in the Kitimat property. The Series A notes contain an option by the Company to prepay the notes on a pro rata basis in the event of sales of the Kitimat project in an amount equal to twenty-five percent (25%) of the net profits realized on such sales.

The effective interest rate for the Series A notes was 11.2% for the nine months ended September 30, 2016.

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

The effective interest rate for the Series B notes was 8.0% for the nine months ended September 30, 2016.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 4 – Notes and Loans Payable (Continued)

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

The effective interest rate for the Series B notes was 12.9% for the nine months ended September 30, 2016.

Interest on Kitimat and Terrace Notes Payable

As a condition of the note agreements, the Company shall place the first year’s interest in escrow with an agent who will make monthly interest payments to the noteholders on the Company’s behalf. A total of $212,110 and $0 was funded to the escrow agent during the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, $216,288 of interest was incurred on the notes and $141,604 was paid by the escrow agent, resulting in a remaining prepaid interest of $60,674 at September 30, 2016.

Debt Issuance Costs on Kitimat and Terrace Notes Payable

Issuance costs are amortized as interest expense over the term of the notes. $64,993 and $30,671 has been amortized as interest expense during the nine months ended September 30, 2016 and 2015, respectively, resulting in a balance of debt issuance costs discount of $141,440 at September 30, 2016 which will be amortized over the next 19 months.

Deposits on Notes Payable

To fund the development of the Company’s projects, the Company has initialized a note offering and begun accepting subscriptions for up to a total of $18,000,000 for new series of notes payable, to be described as “BC Series 2”, “Colorado”, “Dubai” and “Dubai ASP”. As of September 30, 2016, the terms and provisions of the notes are yet to be determined and, as such, the deposits have been classified as current liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2016 and December 31, 2015, the Company has received deposits of $5,371,340 and $3,741,821 net of issuance costs of $730,388 and $284,673, respectively, for subscriptions for the future notes.

Profit Participation Liability

The Beauport Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at September 30, 2016 is estimated to be approximately $1.2 million, based on management’s estimates, of which, $197,146 is the pro rata share of the Beauport Series A and D noteholders and is recorded as a profit participation liability as of September 30, 2016.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 5 – Related Party Transactions

The Company leases a corporate apartment for Sebastien Cliche the Company’s President, a month-to-month basis. Monthly rental is $1,906 and total rent paid for the nine months ended September 30, 2016 was $5,719. This lease was cancelled on March 31, 2016. The Company also had advances of $11,837 to Sebastien Cliche as of September 30, 2016.

During the nine months ended September 30, 2016 and 2015, the Company incurred business related expenses for Philippe Germain, the Company’s former Co-President, totaling $2,080 and $-0-, respectively. The Company leased a corporate apartment for Philippe Germain on a month-to-month basis for which monthly rental was $675. This lease was cancelled on March 31, 2016. The Company also had $47,150 of accrued expenses due to Philippe Germain as of September 30, 2016.

During the nine month ended September 30, 2016, the Company entered into two loan agreements with Philippe Germain totaling $103,488. The loans are unsecured, due in ninety days and bear interest at 8% per annum and the proceeds were used for the Company’s general working capital purpose. $103,488 of the loan was outstanding as of September 30, 2016.

The Company leases a corporate apartment for Louise Gagner on a month-to-month basis. Ms. Gagner is the mother of Philippe Germain. Monthly rental is $1,000 and total rent paid for the nine months ended September 30, 2016 and 2015 was $3,000 and $3,000, respectively. This lease was cancelled as of March 31, 2016.

During the year ended December 31, 2015, the Company entered into multiple loan agreements with LMM Group Ltd. (“LMM”), a Swiss company, and received a total of $248,168. The loans are unsecured, bear interest at 8% per annum and are due at various dates beginning January 1, 2016. On December 10, 2015, $150,000 of the notes was assigned from LMM to 8010609 Canada Inc. The balance of the loans from LMM as of September 30, 2016 is $61,815 and the balance of accrued interest is $10,080. Philippe Germain is the sole shareholder of LMM.

On October 29, 2015, 8010609 Canada Inc. loaned the Company $36,475 which was repaid on November 20, 2015. Additionally, on December 10, 2015, the $150,000 note held by LMM was assigned to 8010609 Canada Inc. On the same date, the Company repaid $50,000 of the note. The notes are unsecured, bear interest at 8% per annum and are due on December 30, 2017. The balance of the loans from 8010609 Canada Inc. as of September 30, 2016 was $100,000 and interest was accrued on the loans for $6,733. The Company also incurred $50,000 of consulting fees to 8010609 Canada Inc. during the nine months ended September 30, 2016 of which $13,185 remained outstanding as of September 30, 2016. Philippe Germain is also the sole shareholder of 8010609 Canada Inc.

On October 13, 2015, the Company assumed a second mortgage note due to 9202 4462 Quebec Inc. of $288,360 (CAD 400,000). 9202 4462 Quebec Inc. and the owner of 9202 4462 Quebec Inc. are shareholders of the Company. The loan is secured by a second rank mortgage on a property owned by CTC, bears interest at 6% per annum and was due April 13, 2016. As of September 30, 2016, the principal balance of the loan was $305,480 and accrued interest was $10,669. As of September 30, 2016, the note is in default but the Company is currently in negotiation with the note holder for an extension.

During the nine months ended September 30, 2016, the Company incurred $44,246 for consulting services to Maxim Cliche, the brother of Sebastien Cliche.

The Company has $292,750 of accrued compensation and expenses due to Martin Scholz, the Company’s Chief Executive Officer, as of September 30, 2016.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 5 – Related Party Transactions (continued)

On September 10, 2015, the Company entered into an agreement to acquire 14,400 shares of Capital Evolution Groupe SAS (“CEG”), a French limited liability company, for $112,187 (EUR 100,000). The Company’s Co-President, Philippe Germain, is a shareholder of CEG. As of December 31, 2015, $112,187 was paid for the investment and was classified as an acquisition deposit in the accompanying condensed consolidated balance sheets. On April 5, 2016, the Company agreed to acquire an additional 144,459 shares of CEG for $1,575,686 (EUR 1,444,590) from Philippe Germain, subject to completion of due diligence by the Company and official registration of the shares in France. The shares to be acquired will bring the Company’s interest in CEG to 58% once the transaction was consummated. On April 5, 2016, the total consideration for the shares was adjusted to $551,490 (EUR 505,607) by mutual agreement between the parties. During fiscal year 2016, the Company and the shareholders of CEG agreed to rescind the share purchase agreement, to reverse all past investments, expenditures and payables related to CEG and to reimburse all outstanding balances to the Company. For the nine months ended September 30, 2016, the Company recorded a net loss from investment in CEG of $2,174 as a result of the rescission of this acquisition and had no outstanding balances between CEG as of September 30, 2016.

During the nine months ended September 30, 2016, the Company incurred $263,278 to Acadian for debt issuance costs. The Company had outstanding balances due to Acadian of $54,875 as of September 30, 2016.

During the year ended December 31, 2015, the Company paid $156,286 and has accrued 58,949 shares of its Series A common stock valued at $45,218 to be issued, to Rome Finance Investissement (“Rome”) for equity and debt issuance costs. Rome is a subsidiary of CEG. There are no transactions between the Company and Rome during the nine months ended September 30, 2016.

On January 19, 2016, the Company entered into a three-year Consulting Agreement (the “Consulting Agreement”) with SF International Consulting Limited (“SF”), to obtain the services of Slim Feriani. Pursuant to the terms of the Consulting Agreement, SF or Slim Feriani shall be paid a $100,000 signing bonus, and $50,000 a month for the duration of the Consulting Agreement. In addition, SF or Slim Feriani shall receive 23,333 shares of the Company’s Series A common stock and a five-year stock option to purchase 750,000 shares of the Company’s Series A common stock at the price of $1.50 a share. Such option will vest annually at 250,000 shares a year. In addition, SF or Slim Feriani will receive each quarter during the term of the Consulting Agreement a five-year option to purchase 250,000 shares of the Company’s common shares at a price which is 110% of the last subscription price. Each such option will vest annually in equal amounts of 83,333 shares (83,334 shares on the third anniversary). $432,750 of compensation was accrued for during the nine months ended September 30, 2016 and remained outstanding as of September 30, 2016. In August 2016, in connection with Slim Feriani’s resignation as the Company’s Chief Financial Officer, the Company also canceled its options issued to SF in accordance with the terms of the Consulting Agreement.

On January 19, 2016, the Company entered into a three-year Mutual Engagement Agreement with Gulf Central Agency Assets Management Ltd. (“GCA”), pursuant to which GCA will provide the Company with advice on a non-exclusive basis on securing financing of ROI’s foreign real estate ventures. GCA will be paid GBP 25,000 per month, payable quarterly, and a success fee equal to 4% of the principal amount of any investments which GCA arranges with foreign investors. The Company’s former Chief Financial Officer, Slim Feriani, is the Chairman of GCA. In August 2016, in connection with Slim Feriani’s resignation as the Company’s Chief Financial Officer, the Company also canceled its agreement with GCA. The Company incurred $305,339 of consulting fees to GCA during the nine months ended September 30, 2016 of which $178,249 was outstanding as of September 30, 2016.

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

Series B Preferred Stock

During the nine months ended September 30, 2016, the Company issued to 14 accredited investors a total of 1,889,226 shares of a class of preferred stock, par value $0.0001 per share (the “Series B Preferred Stock”) against receipt from them of 1,889,226 shares of the Company’s common stock held by them, plus $377,999 in cash. The Series B Preferred Stock is identical to the common stock of ROI, except that each share of the Series B Preferred Stock has the following features:

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

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

During the nine months ended September 30, 2016, the Company received a total of $167,023 in deposits from investors which shall be exchanged for 395,095 shares of Series B preferred stock to be newly issued. These shares have not been issued by the Company as of September 30, 2016.

During the nine months ended September 30, 2016, the Company issued 350,000 shares of Series B preferred stock to an investor for debt issuance costs. The shares issued were valued at an average price of $0.55, based on the price of shares sold to investors, for a total of $94,500.

Common Stock

During the nine months ended September 30, 2016, the Company received cash of $4,050,238, net of cash issuance costs, for 5,280,381 shares of its Series A common stock.

During the nine months ended September 30, 2016, the Company issued 43,333 shares of Series A common stock for consulting services from certain individuals and entities. The shares were valued at an average price of $1.23, for a total of $53,200 and have been charged to consulting fee expense for the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company issued 121,961 shares of Series A common stock in conversion of $150,000 of notes payable. The shares were valued at $1.23, based on the fair market value of shares on the date of the conversion.

During the nine months ended September 30, 2016, the Company paid cash of $203,208 for equity issuance costs.

During the nine months ended September 30, 2016, 2,089,226 shares of Series A common stock were received by the Company to be held in treasury. These shares held in treasury will be used for future option exercises or for future conversion of the Series B Preferred Stock.

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

2015 Equity Incentive Plan

On September 8, 2015, the Company’s board of directors approved and adopted the ROI Land Investments Ltd. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by a majority of stockholders of the Company on November 9, 2015. The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. No awards are outstanding under the 2015 Plan at September 30, 2016.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 6 – Stockholders’ Equity (Continued)

Non Plan Options

During the nine months ended September 30, 2016, the Company issued certain stock options outside of the 2015 Plan. The following summarizes non-Plan option activity for the nine months ended September 30, 2016:

				Weighted
	Common Stock Options Outstanding			average
				exercise
	Employees	Non-employees	Total	price

Outstanding at December 31, 2015	500,000	6,457,250	6,957,250	$1.51

Options granted	50,000	5,178,259	5,228,259	$1.58

Options canceled or expired		(2,507,250)	(2,507,250)	$1.57

Balance at September 30, 2016	550,000	9,128,259	9,678,259	$1.53

The following table summarizes information with respect to stock options outstanding and exercisable by employees at September 30, 2016 and December 31, 2015:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

As of September 30, 2016
$0.35	500,000	1.00	$0.35	$–	462,500	$0.35	$–
$1.50	50,000	2.37	$1.50	–	50,000	$1.50	–
	550,000	1.13	$0.45	–	512,500	$0.46	–

As of December 31, 2015
$0.35	500,000	1.75	$0.35	$575,000	350,000	$0.35	$402,500

During the nine months ended September 30, 2016, the Company issued stock options to its employees to purchase a total of 50,000 shares. These options have contractual lives of three years and were valued at an average grant date fair value of $0.76 per option, or $37,841, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock Price	$1.35
Expected term	3.00 years
Expected volatility	92.2%
Risk-free interest rate	1.20%
Dividend yield	0.00

The stock price was based on the most recent traded stock price as of the grant date and volatility was based on the Company’s historical volatility. During the nine months ended September 30, 2016, $39,088 was recorded as compensation expense and $2 of unrecognized compensation costs related to employee stock options. The Company expects to recognize those costs through October 1, 2016.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 6 – Stockholders’ Equity (continued)

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at September 30, 2016:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

As of September 30, 2016
$0.35	25,000	1.00	$0.35	$–	25,000	$0.35	$–
$0.75	300,000	3.42	$0.75	$–	120,000	$0.75	$–
$0.86	15,000	2.50	$0.86	$–	–	$0.86	$–
$1.50	1,148,259	1.16	$1.50	$–	1,048,259	$1.50	$–
$1.65	7,640,000	7.70	$1.65	$–	1,032,500	$1.65	$–
	9,128,259	6.71	$1.60	$–	2,225,759	$1.52	$–

As of December 31, 2015
$0.35	25,000	1.75	$0.35	$28,750	25,000	$0.35	$28,750
$0.75	300,000	4.17	$0.75	$225,000	60,000	$0.75	$45,000
$1.50	122,250	0.48	$1.50	$–	122,250	$1.50	$–
$1.65	6,010,000	9.86	$1.65	$–	–	$1.65	$–
	6,457,250	9.83	$1.60	$253,750	207,250	$1.14	$73,750

During the nine months ended September 30, 2016, the Company issued options to purchase a total of 5,178,259 shares of Series A common stock to various consultants and investors. The fair value of the services provided by consultants is not reliably estimable as these services are traditionally transacted based on a percentage of transaction volume, making measurement of such services impractical. These options have contractual lives of six months to five years and were valued using the Black-Scholes Option Pricing Model at an weighted average grant date fair value of $0.50 per option, or $2,599,812, for the nine months ended September 30, 2016, with the following assumptions:

Stock Price	$0.18 - $1.50
Expected term	.5 to 5 years
Expected volatility	86.8% to 118.7%
Risk-free interest rate	1.20%
Dividend yield	0.00

The stock price was based on the most recent traded stock price as of the grant date and volatility was based on the Company’s historical volatility. As of September 30, 2016, $1,949,815 was charged to consulting fee expense and $1,806,108 of unrecognized compensation costs related to non-employee stock options. The Company expects to recognize those costs over a weighted average period of 1.96 years as of September 30, 2016.

A total of 2,507,250 options were either expired or canceled during the nine months ended September 30, 2016.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 7 – Commitments and Contingencies

The Company has entered into certain consulting agreements which call for introduction fees to be paid to the consultants for capital received by the Company from investors introduced by the consultants. The fees range from i) 2% in Series A common stock to ii) 13% in cash and 13% in Series A common stock of the amounts received by the Company.

On March 11, 2015, the Company entered into an agreement with Artizan Interior design (“Artizan”), a UAE corporation, whereby Artizan will provide project management and technical coordination services for its project in the Sobha Hartland district of Dubai, United Arab Emirates. The services of Artizan began October 1, 2015 at a monthly fee of $85,000 for a term of the development stage of the project until the handover of the project to the developer. On March 2, 2016, the Company entered into a Client Representative Consultancy Agreement with Artizan, whereby Artizan will provide construction and engineering design services for its project in the Sobha Hartland district of Dubai, United Arab Emirates. The services of Artizan began in March 2016 for a total fee of $1,200,000 in payments of 50% upon the commencement of work, 25% upon the approval of the design package from relevant authorities, and 25% upon the completion of all design services as agreed and approved by the Company. Upon receipt of a termination letter from PNC terminating the agreement related to the Sobha Hartland, Dubai project, the Company terminated its agreement between Artizan and $127,500 of payables is due to Aritizan as of September 30, 2016.

On February 7, 2016, the Company entered into a Development Sale and Purchase Agreement with PNC. During the nine months ended September 31, 2016, the Company made an additional payment of $1,900,000 (AED 6,980,144) in non-refundable deposits to PNC leaving a balance of $24,786,795 (AED 91,014,801). On May 15, 2016, the Company received a termination letter from PNC terminating the agreement dated February 7, 2016 for non-payment of the amounts due under the agreement. As a result, the Company forfeited the $4,701,205 (AED 17,271,099) of deposits. A total of $5,048,032 (AED 18,545,258), including $346,827 (AED 1,273,583) of closing and development costs, has been charged to operating expenses for the nine months ended September 30, 2016 as abandoned project costs. However, the Company is still in negotiations with PNC to acquire a reduced size and price of the land it had agreed to under the agreement dated February 7, 2016 and apply the deposits to this restructured arrangement. Negotiations are under way, but the likelihood that the Company will be successful in reaching a satisfactory agreement is dependent on its ability to pay at least a portion of the new acquisition price. As a result, there can be no assurance that the acquisition will occur as contemplated or at all.

The Company has two office lease agreements (Canada and Germany) with lease commitments totaling $150,957. The Company is contracted to make the following annual payments: not later than one year totaling $41,415; later than one year but not later than two years totaling $41,549; later than two years but not later than three years totaling $41,683; later than three years but not later than four years totaling $26,310; and no amounts later than four years.

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

September 30, 2016

(unaudited)

Note 7 – Commitments and Contingencies (Continued)

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

On August 6, 2015, Mrs. Gloria Julie Couillard and Tekno Forme (“Plaintiffs”) filed a complaint naming CTC, its President, ROI DEV, Philippe Germain and Sebastian Cliche as co-defendants claiming unpaid fees of $207,638. On September 2, 2015, a default judgement was served against CTC. CTC and its President are applying to set aside the default judgement against them and the Company is opposing the Plaintiff’s notice of Application. On October 9, 2015, the Plaintiff registered a lien on the Company’s Canadian properties in the amount of $207,638. On March 17, 2017, the Plaintiff agreed to release its judgment filed against the Company’s Canadian properties and removed its lien, in its entirety, registered on these properties.

On September 14, 2015, the Company received a notification from the American Arbitration Association (“AAA”) of a Request for Mediation, dated September 8, 2015, filed by Seth Shaw, pursuant to a mediation and arbitration clause contained in a Consulting Agreement allegedly entered into between the Company and Seth Shaw on May 1, 2014. The Company executed such agreement but believes that Seth Shaw failed to perform under said agreement. Mr. Shaw believes that the agreement is valid and in effect. The matter under dispute is 500,000 shares of the Company’s Series A common stock which were to be issued to Mr. Shaw pursuant to such agreement. A certificate for such shares was issued but never delivered to Mr. Shaw, because the Company cancelled the Agreement for failure to perform. The Company cancelled the shares and recorded a liability for the then value of the shares of $175,000 which was included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2015. The Company and Mr. Shaw met in mediation on February 22, 2016 with no resolution achieved. The parties then attended an arbitration evidentiary hearing on January 20, 2017 whereby a final arbitration award was issued on March 30, 2017 and subsequently a judgment was delivered by the United States District Court of Nevada on March 1, 2018 ruling that Mr. Shaw was entitled to recover $755,125 from the Company for breach of contract claim, $103,110 of legal fees and $3,625 in costs. The Company intends to vigorously take necessary actions to defend itself from these claims by Mr. Shaw and has not revised the recorded liability of $250,000 in accounts payable and accrued expenses in the consolidated balance sheet as of September 30, 2016, as it still represents the best estimate of the possible outflows to settle this case.

Note 8 – Subsequent Events

Subsequent to September 30, 2016, the Company received deposits of $216,887 net of issuance costs of $23,063 for subscriptions for Colorado Series notes payable.

Subsequent to September 30, 2016, the Company received from eight accredited investors a total of $1,079,749 as deposits for the purchase of its Series B preferred stock and shall also receive from them a total of 395,555 shares of the Company’s common stock held by them to be held in treasury in exchange for a total of 1,395,555 Series B preferred stock. The Company also received a total of $573,915 in deposits from investors which shall be exchanged for 1,129,556 shares of Series B preferred stock to be newly issued.

ROI LAND INVESTMENTS LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 8 – Subsequent Events (Continued)

Subsequent to September 30, 2016, the Company, through its wholly-owned subsidiary ROI SEC, issued a total of $1,580,400 (EUR 1,500,000) of its notes payable to two investors for cash. The notes bear interest at 7% per annum payable quarterly and have a maturity date of June 30, 2020. Pursuant to a loan facility agreement between ROI SEC and ROI DEV dated May 19, 2016, the notes hold security interests in the Company’s properties in British Columbia (Kenney Street, Park Avenue and Kitimat), Beauport and Colorado.

Subsequent to September 30, 2016, ROI SEC received an additional $1,316,068 as deposits for ROI Securitization notes. The terms of the notes and the issuance date have not yet been established.

On January 20, 2017, the Company attended an arbitration evidentiary hearing regarding the breach of contract claim filed by Mr. Seth Shaw whereby a final arbitration award was issued on March 30, 2017 and subsequently a judgment was delivered by the United States District Court of Nevada on March 1, 2018 ruling that Mr. Shaw was entitled to recover $755,125 from the Company for breach of contract claim, $103,110 of legal fees and $3,625 in costs. The Company intends to vigorously take necessary actions to defend itself from these claims by Mr. Shaw and has not revised the recorded liability of $250,000 in accounts payable and accrued expenses in the consolidated balance sheet as of September 30, 2016, as it still represents the best estimate of the possible outflows to settle this case.

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

On February 6, 2018 the Company’s Board of Directors increased the number of its members from 2 to 3 by appointing Yuhi Horiguchi to fill the vacancy created by the resignation of Sebastien Cliche on December 29, 2017.

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

Plan of Operation

We currently have the following real estate projects under development:

Beauport, QC

This project is a low density project in Beauport, a city in the suburbs of Quebec. No other parcel of land is available in this strategic sector of the city. There are already 3 building contractors interested in reserving lands on this parcel. The main roads are 2 km away from the project and all services, including a shopping center, restaurants, grocery store, clinic, primary school and high school etc. are less than 1 km away. The projects will consist of townhouses, semi- detached and standard houses. Infrastructures will be necessary and are included in the budget. No significant development of this property occurred during the nine months ended September 30, 2016. As of September 30, 2016, we have invested $4,864,822 (CAD 6,370,069) in the property.

Terrace, BC

Terrace is a city on the Skeena River in British Columbia, Canada. The Terrace region was a booming market in 2015 because of the Liquefied Natural Gas (LNG) projects underway. Companies invested hundreds of millions of dollars in advanced work in order to be prepared for LNG. We had decided to participate in this opportunity by buying lands on which we expect to build apartments as the Terrace region had a lack of available housing and a strong need to house their employees. Stemming from the significant decline in global oil and gas prices in 2016, many LNG projects across British Columbia were delayed or discontinued and as such, housing demands in this region also rapidly diminished. No significant development of these properties occurred during the nine months ended September 30, 2016. We currently own three properties in Terrace with a total cost to date of $1,645,989 (CAD 2,155,282).

Kitimat, BC

The Kitimat region was booming due to the LNG projects underway. Companies have invested hundreds of millions of dollars in advanced work in order to be prepared for the LNG projects. Accordingly, this region experienced a severe lack of infrastructure and single family dwellings needed to house their workers. Investments have been made into this region to help strengthen the local community and to create economic advantages for future generations of British Columbians. We incurred $50,000 of development costs on this property during the year ended December 31, 2015. Stemming from the significant decline in global oil and gas prices in 2016, many LNG projects across British Columbia were delayed or discontinued and as such, housing demands in this region also rapidly diminished. We acquired approximately 250,000 square feet of prime residential land development to build over 300 apartment units. To date, we have invested $1,721,029 (CAD 2,253,540) in the property in Kitimat.

Louisette, France

Louisette is located in Seyne sur Mer, Var, South of France. The land is less than 5 minutes from the Six-Fours beach, which is a region rich in tourism. We are co-investing on this project with Rome Finance Group and Capital Evolution Group SAS. As of September 30, 2016, we own 2% of the project through an investment in shares of Society Louisette Memories SARL.

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

We acquired 220 acres (equivalent to 9,583,200 square feet of land) and 763 water rights in Evans. As of September 30, 2016, we have invested $6,717,876 in the property in Evans and have incurred an additional $765,624 in development costs. Beginning in 2018 and in affiliation with a local construction company(s), ROI intends to develop approximately 950 lots in approximately four phases. The project will feature a mix of housing units, including single family homes, town homes, duplexes and condos. The Company also plans to build a park as well as commercial and retail areas. A new middle school was opened last fall adjacent to the property, which is expected to further fuel demand for quality housing.

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

On May 15, 2016, the Company received a termination letter from PNC terminating the agreement dated February 7, 2016 for non-payment of the amounts due under the agreement. As a result, the Company forfeited the $4,701,205 (AED 17,271,099) of deposits. A total of $5,048,032 (AED 18,545,258), including $346,827 (AED 1,273,583) of closing and development costs, has been charged to operating expenses for the six months ended June 30, 2016 as abandoned project costs. However, the Company is still in negotiations with PNC to acquire a reduced size and price of the land it had agreed to under the agreement dated February 7, 2016 and apply the deposits to this restructured arrangement. Negotiations are under way, but the likelihood that the Company will be successful in reaching a satisfactory agreement is dependent on its ability to pay at least a portion of the new acquisition price. As a result, there can be no assurance that the acquisition will occur as contemplated or at all. During the nine months ended September 30, 2016, the Company also incurred $160,825 of other costs related to the project and wrote-off leasehold improvements related to a lease in Dubai for an amount of $256,048.

Results of Operations

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenues

Revenues were $-0- for the nine months ended September 30, 2016 compared to $81,421 for the nine months ended September 30, 2015. The revenues consisted of interest income earned on notes receivable. Recognition of interest income for the nine months ended September 30, 2016 was suspended as collectability was not reasonably assured.

Operating Expenses and Other Income (Expense)

For the nine months ended September 30, 2016, our total operating expenses were $14,855,825 compared to $5,693,903 for the nine months ended September 30, 2015, resulting in an increase of $9,161,922. The increase in operating expenses primarily resulted from an increase in abandoned project costs by approximately $5.3 million mostly attributable to the losses incurred on the Company’s Sobha Hartland Dubai project as well as an increase in consulting fees by approximately $2.5 million as the Company had two additional executives in the first half of 2016 and also retained more third-party consultants on existing and pipeline projects.

Other income and expenses were $1,657,098 in 2016 compared to $811,929 for the nine months ended September 30, 2015, resulting in an increase by $845,169. The increase was primarily due to the increase in interest expenses of $1,502,539 compared to $903,685 in the same period in 2015.

As a result, net loss was $16,512,923 for the nine months ended September 30, 2016 compared to $6,424,411 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Overview

Historically, we have financed our cash flow and operations from the sale of common stock and issuance of notes payable.  Our principal use of funds during the nine months ended September 30, 2016 and 2015 was for the acquisition of properties, the funding for property projects and development, and general corporate expenses.

Liquidity and Capital Resources during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

At September 30, 2016, we had cash of $329,097 and a deficit in working capital of $17,862,414.  We used cash in operations of $7,863,915 for the nine months ended September 30, 2016 compared to cash used in operations of $9,250,305 for the nine months ended September 30, 2015. The negative cash flow from operating activities for the nine months ended September 30, 2016 is primarily attributable to the Company's net loss from operations of $16,512,923, offset by stock-based compensation of $1,988,903 and abandoned project costs of $5,321,080. Cash used in operations for the nine months ended September 30, 2015 is mostly attributable to the Company's net loss from operations of $6,424,411 and the decrease in changes in operating assets and liabilities by $5,129,473, partially offset by stock-based consulting fees of $1,988,226.

Cash provided by investing activities consisted of a repayment of advances to a related party of $167,593 for the nine months ended September 30, 2016. We had cash used in investing activities of $114,102 represented by advances to related party for the nine months ended September 30, 2015.

Net cash provided by financing activities for the nine months ended September 30, 2016 mostly consisted of $3,847,030 for the sale of common stock, net of issuance costs, $1,947,879 in proceeds from deposits of notes payable, net of debt issuance costs, and $1,500,000 in proceeds from the issuance of mortgage notes payable, net of issuance costs. Net cash provided by financing activities for the nine months ended September 30, 2015 mostly consisted of $5,095,994 for the sale of common stock, net of issuance costs, $2,937,166 for deposits received for notes payable, $2,277,860 in proceeds from the issuance of performance-linked notes payable, offset by payments on loans payable of $1,160,865.

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

Going Concern

The Company has incurred a net loss of $16,512,923 for the nine months ended September 30, 2016 and has incurred cumulative losses since inception of $33,529,792. The Company has a deficit in working capital of $17,862,414 as of September 30, 2016 and used cash in operations of $7,863,915 for the nine months ended September 30, 2016. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

On August 6, 2015, Mrs. Gloria Julie Couillard and Tekno Forme (“Plaintiffs”) filed a complaint naming CTC, its President, ROI DEV, Philippe Germain and Sebastian Cliche as co-defendants claiming unpaid fees of $207,638. On September 2, 2015, a default judgement was served against CTC. CTC and its President are applying to set aside the default judgement against them and the Company is opposing the Plaintiff’s notice of Application. On October 9, 2015, the Plaintiff registered a lien on the Company’s Canadian properties in the amount of $207,638. On March 17, 2017, the Plaintiff agreed to release its judgment filed against the Company’s Canadian properties and removed its lien, in its entirety, registered on these properties.

On September 14, 2015, the Company received a notification from the American Arbitration Association (“AAA”) of a Request for Mediation, dated September 8, 2015, filed by Seth Shaw, pursuant to a mediation and arbitration clause contained in a Consulting Agreement allegedly entered into between the Company and Seth Shaw on May 1, 2014. The Company executed such agreement but believes that Seth Shaw failed to perform under said agreement. Mr. Shaw believes that the agreement is valid and in effect. The matter under dispute is 500,000 shares of the Company’s Series A common stock which were to be issued to Mr. Shaw pursuant to such agreement. A certificate for such shares was issued but never delivered to Mr. Shaw, because the Company cancelled the Agreement for failure to perform. The Company cancelled the shares and recorded a liability for the then value of the shares of $175,000 which was included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2015. The Company and Mr. Shaw met in mediation on February 22, 2016 with no resolution achieved. The parties then attended an arbitration evidentiary hearing on January 20, 2017 whereby a final arbitration award was issued on March 30, 2017 and subsequently a judgment was delivered by the United States District Court of Nevada on March 1, 2018 ruling that Mr. Shaw was entitled to recover $755,125 from the Company for breach of contract claim, $103,110 of legal fees and $3,625 in costs. The Company intends to vigorously take necessary actions to defend itself from these claims by Mr. Shaw and has not revised the recorded liability of $250,000 in accounts payable and accrued expenses in the consolidated balance sheet as of September 30, 2016, as it still represents the best estimate of the possible outflows to settle this case.

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from July 1, 2016 through September 30, 2016, the Company received cash, net of cash issuance costs, of $142,698 for subscriptions for 483,709 shares of its Series B preferred stock from seven accredited investors. 395,095 shares of these subscribed shares have not been issued as of September 30, 2016. The proceeds will be used for working capital.

During the period from July 1, 2016 through September 30, 2016, the Company issued 350,000 shares of Series B preferred stock to an investor for debt issuance costs. The shares issued were valued at an average price of $0.55, based on the price of shares sold to investors, for a total of $94,500.

During the period from July 1, 2016 through September 30, 2016, the Company received subscriptions to purchase notes of the Company for $619,397 in cash, net of issuance costs. The terms of the notes have not yet been finalized. When completed, the proceeds will be used to fund the Company’s projects and for working capital.

All of the foregoing securities were issued in reliance upon the exemption from registration provided by (a) Section 4(a)(2) of the Securities Act of 1933, as amended, (b) Regulation D or (c) Regulation S depending on the various residences of the accredited investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 2 of Part II above describes sales of the Company’s securities which should have been reported on a Form 8-K during the third quarter of 2016.

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

