Form 10-K
period 2017-12-31
ROI LAND INVESTMENTS LTD
filed 2018-11-09
CIK 1509879

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of November 9, 2018, there were 55,901,042 shares of the Company’s par value $0.0001 Series A Common Stock outstanding.

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

We are a real estate development company primarily focused in land development. The Company's business model consists of acquiring attractive land, optimizing zoning restrictions, obtaining necessary permits, outsourcing developments of the infrastructure and profiting from the sale of the subdivided land units to established residential and commercial building developers. We also engage in select opportunities which involve property development. Our mission is to maximize our return on investment within the land development sector with a primary focus in North America. These investments may be directly made directly by our Company or through qualified joint venture partners in the form of debt or equity investments. We strive to maintain the utmost respect of the environment, particularly by emphasizing and preserving more green spaces than the local laws require.

On November 15, 2013, the Company organized ROI DEV Canada Inc. (“ROI DEV”), a Canada Chart corporation, as a wholly-owned subsidiary. ROI DEV was organized to acquire and manage land acquisitions in North America.

On October 17, 2014, the Company formed 1016566 B.C. Ltd. (“1016566 B.C.”), a British Columbia (Canada) corporation, as a wholly-owned subsidiary of ROI DEV. 1016566 B.C. was formed to own the Company’s acquired properties located in British Columbia.

On November 3, 2015, the Company formed 9497846 Canada Inc. (“9497846 Canada”), a Canada corporation, as a wholly-owned subsidiary of ROI DEV. 9497846 Canada was formed to provide management services to the Company’s operating companies but was dissolved in April 2018.

On January 24, 2016, the Company formed ROI Land Investments FZ (“ROI FZ”), a UAE corporation as a wholly-owned subsidiary. ROI FZ was formed to acquire and manage land acquisitions and property developments in Dubai.

On March 17, 2016, the Company formed ROI Land Investments AG (“ROI Swiss”), a Swiss corporation. ROI Swiss was formed for the purpose of providing investor relations services to the Company’s investors and potential investors in Europe but was dissolved in May 2017.

On March 18, 2016, the Board of Directors increased the number of its members from 3 to 5 and appointed Slim Feriani and Martin Scholz to fill the vacancies created by such increase. The Company also appointed Slim Feriani as Executive Vice President- Finance and Investments and Chief Financial Officer and Martin Scholz as Executive Vice President.

On March 23, 2016, the Company formed ROI Securitisation SA (“ROI SEC”), a Luxembourg corporation as a wholly-owned subsidiary. ROI Securitisation SA was formed to sell debt securities in Europe to fund the Company’s land and real estate projects.

On April 1, 2016, the Company formed 93391993 Quebec Inc. (“93391993 Quebec”), a Quebec (Canada) corporation, as a wholly-owned subsidiary of ROI DEV. 93391993 Quebec was intended to become the entity to directly own the Company’s property in Beauport, Quebec, however the transfer of the property has yet to be completed.

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

On November 2, 2016, ROI DEV entered into an agreement to become a general partner to a French-registered limited partnership under the name ROI Land Colorado et New York Soho (“ROI SCA”). Martin Scholz, Stéphane Boivin and Sebastien Cliche are the nominated directors to ROI SCA.

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

On May 18, 2017, Sami Chaouch resigned from his position as Director and Chief Executive Officer of the Company. Upon his resignation, Mr. Chaouch surrendered to the Company 100,000 shares of the Series A preferred stock held by him and such shares were canceled by the Company. In connection with the Company’s settlement agreement with Sami Chaouch, the Company agreed to issue 1,000,000 shares of the Company’s Series B preferred stock, however, the Company has not yet issued such shares. On the same date, the Chief Executive Officer position was replaced by Martin Scholz.

On August 10, 2017, Antoine Tronquoy resigned as Chief Financial Officer of the Company. On that same date the Company engaged Yuhi Horiguchi to serve as its new Chief Financial Officer. Yuhi Horiguchi is the controlling shareholder of Alternative Strategy Partners Pte. Ltd.

On October 3, 2017, the Company’s Board of Directors authorized the re-issuance of the 100,000 shares of Series A Preferred Stock to Martin Scholz, the Company’s Chief Executive Officer. These shares had been redeemed by the Company from Sami Chaouch on May 18, 2017. Sebastien Cliche resigned from his position as President of the Company.

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

On February 22, 2018, Mr. Stéphane Boivin resigned from the Company’s Board of Directors. On February 27, 2018, Mr. Peter Hoffmann was appointed as a new Director of the Company to fill the vacancy created by Mr. Boivin and will also replace Mr. Martin Scholz as the Company’s new Chairman of the Board of Directors. Mr. Boivin was also removed from his role as Chief Operating Officer and from his directorship positions held in the Company’s subsidiaries, namely ROI DEV Canada Inc., ROI Securitisation SA and ROI Land Investments FZ.

On February 26, 2018, the Company appointed Ms. Claudia Nelke as Vice President of Administration.

On March 21, 2018, the Company formed HLST 1 Holding Limited (“HLST1”), a Dubai UAE company, as a wholly-owned subsidiary. On July 11, 2018, the Company also formed IN AWS Holding Limited (“IN AWS”), a Dubai UAE company, as a wholly-owned subsidiary. Both HLST1 and IN AWS were formed to hold the Company’s equity interest in FL2 Holdings Limited (“FL2”), a Dubai UAE company, which shall own and develop the Swarovski Towers building in Dubai.

On May 22, 2018, Yuhi Horiguchi resigned as the Company’s Director and will remain with his position as Chief Financial Officer. On that same date the Company appointed Marshall Scott Vayer as a Director to fill the board vacancy created by Mr. Horiguchi, and also appointed Mr. Vayer to act as the Company’s Executive Vice President.

On July 14, 2018, the Company formed ROI Group Management S.à.r.l., a Luxembourg limited liability company, as a wholly-owned subsidiary, and on July 25, 2018 the Company formed ROI Meatpacking SCS (ROI Mepa SCS), a Luxembourg limited partnership, as a 90%-owned subsidiary, whereby the remaining 10% is held by certain directors and officers of ROI and its subsidiaries. ROI Mepa SCS was formed to hold the Company’s interest in the New York City Meatpacking Project (Refer to Note 13 Subsequent Events) and ROI Group Management S.à.r.l. was formed to act as the general partner and manager of ROI Mepa SCS.

On July 24, 2018, Marc-André Lévesque who currently serves as the Company’s Management Consultant of North America was appointed as Vice President of Project Development – North America.

General

ROI operates in the business of real estate development with a primary focus in land development where its main activity consists of acquiring, zoning and converting raw land into a construction-ready developed site. The land development process implemented by ROI consists of four phases:

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

ROI’s mission is to acquire, finance and service land and property development opportunities. We strive to become a leader in land development globally by maintaining the utmost respect of the environment, particularly by emphasizing and preserving more green spaces than the local laws require.

Market Opportunity

ROI has developed several compelling reasons for market and industry success:

•	Experienced management team
-	Over 70 years of combined real estate development experience
-	Over 1,000 combined lots developed in the past 10 years by the team
-	Strategic network of construction companies, financial institutions and owners of large available land tracts
-	Ability to promptly identify and close land acquisitions
-	Ability to manage complex transactions

•	Prime Location Selection focusing on attractive markets for profit taking through land development:
-	Canada: Quebec and British Columbia
-	United States: Colorado
-	Europe: French Riviera
-	UAE: Dubai

Current Projects

We currently have the following real estate projects under development:

Beauport, QC

This project is a low density project in Beauport, a city in the suburbs of Quebec. The main roads are 2 km away from the project and all services, including a shopping center, restaurants, grocery store, clinic, primary school and high school etc. are less than 1 km away. The projects will consist of townhouses, semi-detached and standard houses whereby the Company plans to develop lots after conversion to residential zoning. Since the Company has experienced unexpected delays in zoning conversion, no significant development of this property occurred during the year ended December 31, 2017.

As of December 31, 2017, we have invested $5,069,324 (CAD 6,363,780) in the property.

Terrace, BC

Terrace is a city on the Skeena River in British Columbia, Canada. The Terrace region was a booming market in 2015 because of the Liquefied Natural Gas (LNG) projects underway. Companies invested hundreds of millions of dollars in advanced work in order to be prepared for LNG. We had decided to participate in this opportunity by buying lands on which we expect to build apartments as the Terrace region had a lack of available housing and a strong need to house their employees. Stemming from the significant decline in global oil and gas prices in 2016, many LNG projects across British Columbia were delayed or discontinued and as such, housing demands in this region also rapidly diminished. No significant development of these properties occurred during the year ended December 31, 2017, however, at the end of year 2017, new discussions about restarting the largest LNG project by the end of 2018 have risen and should the project be reactivated, thousands of domestic jobs could be created, combined with a boom in residential construction in both Kitimat and Terrace.

We currently own three properties in Terrace with a total cost to date of $1,719,526 (CAD 2,158,608).

Kitimat, BC

The Kitimat region was booming due to the LNG projects underway. Companies have invested hundreds of millions of dollars in advanced work in order to be prepared for the LNG projects. Accordingly, this region experienced a severe lack of infrastructure and single family dwellings needed to house their workers. Investments have been made into this region to help strengthen the local community and to create economic advantages for future generations of British Columbians. We incurred $50,000 of development costs on this property during the year ended December 31, 2015. Stemming from the significant decline in global oil and gas prices in 2016, many LNG projects across British Columbia were delayed or discontinued and as such, housing demands in this region also rapidly diminished. No significant development of these properties occurred during the year ended December 31, 2017, however, at the end of year 2017, new discussions about restarting the largest LNG project by the end of 2018 have risen and should the project be reactivated, thousands of domestic jobs could be created, combined with a boom in residential construction in both Kitimat and Terrace.

We acquired approximately 250,000 square feet of prime residential land development to build over 300 apartment units. To date, we have invested $1,795,147 (CAD 2,253,540) in the property in Kitimat.

Louisette, France

Louisette is located in Seyne sur Mer, Var, South of France. The land is less than 5 minutes from the Six-Fours beach, which is a region rich in tourism. We are co-investing on this project with Rome Finance Group and Capital Evolution Group SAS. As of December 31, 2017, we own 2% of the project through an investment in shares of Society Louisette Memories SARL.

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

We acquired 220 acres (equivalent to 9,583,200 square feet of land) and 763 water rights in Evans. As of December 31, 2017, we have invested $6,717,876 in the property in Evans and have incurred an additional $2,518,008 in development costs. Beginning in 2018, ROI commenced its development of approximately 1,078 lots in approximately five phases. The project will entail developing the land infrastructure and obtaining necessary zoning for a mix of housing units, including single family homes, town homes, duplexes and condos. The Company also plans to develop lots for a community club house as well as commercial and retail areas. A new middle school was opened in fall of 2015 adjacent to the property and a new private hospital was constructed and opened in mid-2017, which are expected to further fuel demand for quality housing.

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

On May 15, 2016, the Company received a termination letter from PNC terminating the agreement dated February 7, 2016 for non-payment of the amounts due under the agreement. As a result, the Company forfeited the $4,701,205 (AED 17,271,099) of deposits. A total of $5,048,032 (AED 18,545,258), including $346,827 (AED 1,273,583) of closing and development costs, has been charged to operating expenses for the year ended December 31, 2016 as abandoned project costs. However, the Company is still in negotiations with PNC to acquire a reduced size and price of the land it had agreed to under the agreement dated February 7, 2016 and apply the deposits to this restructured arrangement. Negotiations are under way, but the likelihood that the Company will be successful in reaching a satisfactory agreement is dependent on its ability to pay at least a portion of the new acquisition price. As a result, there can be no assurance that the acquisition will occur as contemplated or at all. During the year ended December 31, 2016, the Company also incurred $273,048 of other costs related to the project and wrote-off leasehold improvements related to a lease in Dubai for an amount of $299,475. During the year ended December 31, 2017, the Company did not incur any additional costs relating to this project.

Swarovski Towers, Dubai, UAE

On December 22, 2017, the Company entered into a Design & Licensing Agreement with Swarovski Brand License AG (“Swarovski”) which provides the Company with an exclusive license to design and to develop the Swarovski Towers building in the Dubai (United Arab Emirates) territory. The Company plans to develop the world’s first luxury hotel and residential property revealing the exceptional standards of high-quality design and decor of the Swarovski brand. The Company is currently in discussions with project partners to achieve its plans to launch the project by the end of year 2018.

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

Employees

We currently have seven full-time employees. We use the services of numerous consultants to provide day-to-day and project based duties.

Item 1A. Risk Factors

Not required by smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 1002 Sherbrooke West, Suite 1430 Montreal, Quebec H3A 3L6. This office is approximately 1,951 square feet in size. The lease will expire on February 20, 2020 and requires monthly rent of $2,209 (CAD 2,926).

The Company leased an office in Stuttgart, Germany, which was approximately 1,100 square feet. The lease requires a monthly rental of $5,500 (EUR 5,056) and expired on June 30, 2016. The Company, through its subsidiary ROI DEV, entered into a new lease agreement for an office in Nuertingen, Germany. The office is approximately 1,334 square feet in size. The lease expires on September 30, 2021, and requires a monthly rental of $1,159 (EUR 1,100) for the first year which increases to $1,201 (EUR 1,140) for the fifth year.

Item 3. Legal Proceedings

On August 6, 2015, Mrs. Gloria Julie Couillard and Tekno Forme (“Plaintiffs”) filed a complaint naming Coast to Coast Holding Ltd. (“CTC”), its President, ROI DEV, Philippe Germain and Sebastian Cliche as co-defendants claiming unpaid fees of $207,638. On September 2, 2015, a default judgement was served against CTC. CTC and its President are applying to set aside the default judgement against them and the Company is opposing the Plaintiff’s notice of Application. On October 9, 2015, the Plaintiff registered a lien on the Company’s Canadian properties in the amount of $207,638. On March 17, 2017, the Plaintiff agreed to release its judgment filed against the Company’s Canadian properties and removed its lien, in its entirety, registered on these properties.

On September 14, 2015, the Company received a notification from the American Arbitration Association (“AAA”) of a Request for Mediation, dated September 8, 2015, filed by Seth Shaw, pursuant to a mediation and arbitration clause contained in a Consulting Agreement allegedly entered into between the Company and Seth Shaw on May 1, 2014. The Company executed such agreement but believes that Seth Shaw failed to perform under said agreement. Mr. Shaw believes that the agreement is valid and in effect. The matter under dispute is 500,000 shares of the Company’s Series A common stock which were to be issued to Mr. Shaw pursuant to such agreement. A certificate for such shares was issued but never delivered to Mr. Shaw, because the Company cancelled the Agreement for failure to perform. The Company cancelled the shares and recorded a liability for the then value of the shares of $175,000 which was included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2015. The Company and Mr. Shaw met in mediation on February 22, 2016 with no resolution achieved. The parties then attended an arbitration evidentiary hearing on January 20, 2017 whereby a final arbitration award was issued on March 30, 2017 and subsequently a judgment was delivered by the United States District Court of Nevada on March 1, 2018 ruling that Mr. Shaw was entitled to recover $755,125 from the Company for breach of contract claim, $103,110 of legal fees and $3,625 in costs. On August 6, 2018, a Writ of Execution was issued to the US Marshal for the District of Nevada to enforce the judgment. Subsequent to such events, the officers of the Company and Mr. Shaw have engaged in continuing discussions with each other toward settlement of all outstanding matters between them. Mr. Shaw has voluntarily refrained from further enforcement action and the discussions with the Company are ongoing. The Company believes it will be able to eventually succeed in reaching voluntary arrangements for settlement of the outstanding judgment in favor of Mr. Shaw and to resume a mutually constructive and amicable business relationship. The Company has not revised the recorded liability of $250,000 in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2017, as it still represents the best estimate of the possible outflows to settle this case.

During the year ended December 31, 2017, 1016566 B.C. Ltd. (“1016566 B.C.”), a wholly-owned subsidiary of ROI DEV, received a Notice of Civil Claim from Snaring River Holdings Ltd. dba Western Thermal & Demolition, a British Columbia construction subcontractor (“Snaring River”). 1016566 B.C. Ltd. is the record title owner of certain real property known as 1015-1050 Nalabila Boulevard, Kitimat, BC, Canada (the “ Kitimat Property”) and was acquired from CTC.. Snaring River claims to have performed work on the Property as a subcontractor for Intactus Corporation (“Inactus”), a Canadian corporation performing general contractor services, and Intactus allegedly was contracted by CTC to perform certain work on the Property. As a subcontractor on the Property, Snaring River filed and claimed certain rights pursuant to the British Columbia Lien Trust Law (“BCLTL”), comprising liens against the Property and claims to certain funds allegedly required to have been withheld in trust in its favor, pursuant to the BCLTL. Pursuant to such claims, Snaring River named 1016566 B.C. as a co-defendant with Intactus in Snaring River’s Notice of Civil Claim. Snaring River’s invoices for work at the Property were approximately $255,000 (CAD 320,000), without crediting any payments received. In a letter dated April 4, 2018, Snaring River claimed to add Company as a defendant in its Notice of Civil Claim by reason of Company’s indirect interest in the Property through intermediary subsidiaries. The Company does not believe (i) that the Company has derivative liability to Snaring River on account of actions/inactions of its subsidiary or affiliate entities, (ii) that the Company has direct liability to Snaring River, (iii) that Snaring River’s legal conclusions are supported by case law, or (iv) that the facts will support Snaring River’s allegations against the Company. Moreover, the Company does not believe Snaring River’s Notice of Civil Claim can or will prevail against 1016566 B.C. and has not recorded any liability on the consolidated balance sheet as of December 31, 2017.

A case was filed against the Company entitled, Timo Pfisterer, plaintiff-appellant, v. ROI Land Investments Ltd., defendant-appellee, in the Landesarbeitsgericht (Regional Labor Court) for Baden-Württemberg, 4th Chamber, Case number: 4 Sa 6/18 29 Ca 1854/17 ArbG Stuttgart. The subject of the litigation concerns a labor dispute brought by Mr. Pfisterer against the Company arising from activities in Europe. While the Company had secured judgment in its favor dismissing plaintiff’s claims, on oral hearing of August 15, 2018, the judgment in favor of the Company was reversed in favor of the plaintiff-appellant, Mr. Pfisterer. The reviewing court reversed and granted a decision in favor of plaintiff-appellant in an amount of approximately $1 million (subject to final determination of interest and costs allowances). The Company believes the subsequent decision is erroneous, that Company has meritorious defenses, and that it has a path to review. Upon the advice of German counsel, the Company believes that on review the decision of the Regional Labor Court is more likely than not to be reversed on grounds of error. The Company is seeking such review at this time and has not recorded any liability on the consolidated balance sheet as of December 31, 2017.

On September 18, 2018, the Securities Exchange Commission (“SEC”) commenced an administrative proceeding, In the Matter of Avant Diagnostics, Inc., et al., (File No. 3-18784), in which it seeks, pursuant to Section 12(j) of the Securities Exchange Act of 1934, to revoke the registration of each class of securities of Respondent (ROI Land Investments, Ltd.) that are registered pursuant to Exchange Act Section 12. The basis alleged for the proceeding was the Company’s delinquent period filings and period reporting with the SEC. At this time the Enforcement Division of the SEC has joined in a joint motion with the Company to stay the administrative proceeding pending signing and submission of a proposed settlement in which the Company will consent to the entry of an order revoking the registration of such securities. The Company intends to enter into consent without admitting or denying the findings contained in the order, except as to the SEC’s jurisdiction.

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

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	High	Low	High	Low
First Quarter	$0.11	$0.10	$1.50	$0.41
Second Quarter	$0.05	$0.04	$0.85	$0.07
Third Quarter	$0.15	$0.05	$0.17	$0.03
Fourth Quarter	$0.14	$0.13	$0.17	$0.05

As of December 31, 2017, the Company’s common stock was held by 198 shareholders of record.

Our authorized capital stock consists of 50,000,000 shares of preferred stock, par value $0.0001, and 200,000,000 shares of common stock, par value $0.0001 per share of which 160,000,000 shares are Series A voting common stock and 40,000,000 shares are Series B non-voting common stock.

As of December 31, 2017, 53,501,846 shares of Series A common stock were issued and no shares of Series B common stock was issued. The holders of our common stock:

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

As of December 31, 2017, the Company’s Series A preferred stock and Series B preferred stock were held of record by two and 14 shareholders, respectively.

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

During the year ended December 31, 2016, the Company also purchased from thirteen accredited investors a total of 1,889,226 shares of its Series A common stock and received $0.20 in cash for each share of Series A common stock purchased in exchange for 1,889,226 shares of its Series B preferred stock newly issued. These shares held in treasury will be used for future option exercises or for future conversion of the Series B Preferred Stock.

On March 23, 2017, the Company canceled the subscription for a total of 220,327 Series A common shares previously made by Martin Scholz and agreed to redeem such shares for $1.25 per share, or $275,000, by making a $200,000 payment in April 2017 and the balance in multiple payments through October 2017. The Series A common shares held by Mr. Scholz subsequent to such cancelation was 927,776 shares.

During the year ended December 31, 2017, the Company also purchased from thirteen accredited investors a total of 1,008,930 shares of its Series A common stock and received $0.20 in cash for each share of Series A common stock purchased in exchange for 1,008,930 shares of its Series B preferred stock newly issued. These shares held in treasury will be used for future option exercises or for future conversion of the Series B Preferred Stock.

Recent Sales of Unregistered Securities

None.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

Revenues

For the year ended December 31, 2017, we had interest income arising from loans receivable from FL2 of $43,433. There was no revenue for the year ended December 31, 2016.

Operating Expenses

For the year ended December 31, 2017 our total operating expenses were $6,714,271 compared to $17,232,985 for the year ended December 31, 2016 resulting in a decrease by approximately $10.5 million. The decrease in operating expenses primarily resulted from a substantial decrease in consulting fees, professional fees and travel expenses by a total of approximately $5.3 million achieved through our cost rationalization initiatives beginning from mid-2017 and in avoiding losses from abandoned projects (Sobha Hartland Dubai) such as the $5.6 million loss incurred in fiscal 2016.

Other income and expenses consisted of interest expense of $2,712,398, foreign currency transaction losses of $924,223 in fiscal year 2017 and a change in fair value of derivative liability amounting to $37,000, whereas we reported interest expense of $2,174,615 and foreign currency transaction gains of $198,116 in fiscal year 2016. The increase in interest expense was mainly related to accretion interest from an out-of-period adjustment.

As a result, net loss was $10,344,459 for the year ended December 31, 2017 compared to $19,209,484 for the year ended December 31, 2016.

Liquidity and Capital Resources

Overview

Historically, we have financed our cash flow and operations from the sale of common stock and issuance of notes payable. Our principal use of funds during the years ended December 31, 2017 and 2016 was for the funding of development of existing projects and general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2017 compared to the year ended December 31, 2016

As of December 31, 2017, we had cash of $2,129,740 and a deficit in working capital of $29,306,118. We used cash in operations of approximately $8.3 million for the year ended December 31, 2017 compared to cash used in operations of approximately $10.3 million for the year ended December 31, 2016. The cash used in operating activities for the year ended December 31, 2017 is mostly attributable to the Company's net loss from operations of approximately $10.3 million, net change in working capital of approximately $1.9 million, partially offset by stock issued for services of $1.1 million, impairment loss recognized on the Beauport project of approximately $1.0 million and unrealized foreign exchange loss of approximately $0.9 million. Cash used in operations for the year ended December 31, 2016 was attributable to the Company's net loss from operations of approximately $19.2 million and unrealized foreign exchange gain of approximately $0.6 million, partially offset by abandoned project cost of approximately $5.6 million, stock-based compensation of approximately $2.3 million, provision for loan losses related to the British Columbia (Canada) projects of approximately $0.5 million.

Cash used in investing activities for the year ended December 31, 2017 was approximately $4.9 million which consisted of loans receivable from FL2 while there was no cash provided by investing activities for the year ended December 31, 2016.

Net cash provided by financing activities for the year ended December 31, 2017 was approximately $14.8 million which mostly consisted of approximately $6.2 million from deposits received for notes payable subscriptions, approximately $5.9 million of proceeds from the issuance of a mortgage note payable, approximately $1.5 million in deposits for Series B preferred stock issuable, approximately $1.7 million in contributions from non-controlling interest holders and approximately $1.1 million in net proceeds from loans payable (including loans from related parties), which were partially offset by approximately $1.6 million in payments on mortgage notes and loans. Net cash provided by financing activities for the year ended December 31, 2016 consisted primarily of approximately $3.8 million from the issuance of common stock, net of cash issuance costs, approximately $3.4 million from the issuance of a mortgage note payable and approximately $2.2 million of deposits received for notes payable subscriptions.

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

Going Concern

The Company has incurred net losses of $10,344,459 and $19,209,484 for the years ended December 31, 2017 and 2016, respectively, and has incurred cumulative losses since inception of $47,032,256. The Company has a deficit in working capital of $29,306,118 as of December 31, 2017 and used cash in operations of $8,324,294 for the year ended December 31, 2017. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

We believe the following critical accounting policies govern our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserve for Loan Losses

The Company maintains its reserve for loans losses account for estimated losses resulting from the inability of its borrowers to meet their payment obligations. Management determines whether an allowance needs to be provided for an amount due from a borrower depending on the aging of its receivables, recent payment history, contractual terms and other qualitative factors. The amount of the allowance for doubtful accounts was $2.1 million as of December 31, 2017 and 2016, respectively.

Variable Interest Entities

To determine if the Company holds a controlling financial interest in an entity, the Company first evaluates the need to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. Assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

Income Taxes

The Company applies ASC subtopic 740-10 for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2017, the Company has a valuation allowance of $15.4 million. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

U.S. federal income tax reform legislation, known as the Tax Cuts and Jobs Act, was signed into law on December 22, 2017 (the “Tax Reform Bill”) which reduces the corporate federal income tax rate from 35% to 21% effective January 1, 2018. In December 2017 the SEC staff issued guidance on accounting for the tax effects of the Tax Reform Bill. The guidance provides that the income tax effects of those aspects of the Tax Reform Bill for which the Company’s accounting for income taxes is complete must be reflected in the current period and allows for reporting provisional amounts during a measurement period until the evaluation is complete. The Company management believes that the tax effects of these provisions do not have a material impact on the consolidated financial statements as of December 31, 2017.

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

During fiscal year 2017, due to its continued difficulties with completing the zoning conversion for the Beauport project the Company determined that it would not be able to develop the acquired land in the foreseeable future. Based on the revised forecast for the project, the Company recorded an impairment loss of $972,097 (CAD 1,252,000) for the year ended December 31, 2017.

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

Profit Participation Liability

The Company’s Beauport Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project was estimated to be approximately $1.2 million, based on management’s best estimates at inception of the notes, of which $197,146 was the pro rata share of the Beauport Series A and D noteholders and was recorded as a profit participation liability, embedded within the notes. As of December 31, 2016, management revised the estimated profit for the project to be approximately $0.9 million and the balance of profit participation liability was adjusted to $122,718. In fiscal year 2017, due to its continued difficulties with completing the zoning conversion the Company determined that it would not be able to develop the acquired land in the foreseeable future. The Company will continue its discussions with the appropriate authorities to expedite the timing of zoning conversion, however at the same time has started discussions with potential partners and buyers to take over some or all of its interest in the project. Based on the revised forecast for the project, the Company recorded an impairment loss of $972,097 and reversed the $122,718 profit participation liability to interest income during the year ended December 31, 2017 given lower expected profit for the project primarily due to reduced level of developable lots based on new developments in the discussions with the local municipality.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 3 of the consolidated audited financial statements included elsewhere in this report.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

Not required by smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016, begins on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9a. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13(a)-15(e)/15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2017, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2017, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based upon the framework in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2017, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2017:

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

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2017, we did not maintain effective internal control over financial reporting.

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

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. During fiscal year 2017, the Company hired one full-time senior accountant to assist the Chief Financial Officer with day-to-day bookkeeping and reporting, however, the Company continues to experience high turnover in personnel within its accounting and finance department.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described above during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table includes information with respect to all persons serving as executive officers and directors as of the date of the Form 10-K.

Name	Age	Positions

Peter Hoffmann	82	Chairman of the Board of Directors

Martin Scholz	41	Chief Executive Officer and Director

Marshall Scott Vayer	66	Senior Vice President and Director

Marc-André Lévesque	48	Vice President of Project Development – North America

Yuhi Horiguchi	42	Chief Financial Officer

Claudia Nelke	52	Vice President of Administration

The directors named above will serve until the next annual meeting of the stockholders or until his respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the discretion of the Board of Directors.

Peter Hoffmann

Peter Hoffmann was appointed Chairman of the Board of Directors of ROI in February 2018. Mr. Hoffmann has served as Director, Managing Partner and Owner of several real estate investment companies in Canada for over 25 years. He is also a key investor and manager of a portfolio of major real estate properties in North America. Mr. Hoffmann has been a ROI shareholder since 2014 and has served as a member of the Company’s Advisory Board of the Board of Directors since August 2015 where he has been essential in identifying and sourcing new business opportunities.

Martin Scholz

Martin Scholz was appointed as our Chief Executive Officer in May 2017 and also serves as Director to the board of ROI. Mr. Scholz previously served as Chief Sales Officer of the Company since October 2015. Prior to joining the Company, Mr. Scholz was a qualified financial consultant at Deutsche Bank for 20 years and a regional director for the independent sales force. While at Deutsche Bank, Mr. Scholz managed a team of financial advisors and he was responsible for providing a range of financial and real estate planning services to individuals and families. Mr. Scholz was also responsible for the acquisition of new private and business clients, organizational planning, strategic management and advising entrepreneurs on how to successfully develop their business. He is fluent in English and German.

Marshall Scott Vayer

Marshall Scott Vayer was appointed as our Executive Vice President and Director in May 2018. For over thirty years, Mr. Vayer practiced as an attorney and counselor at law. Mr. Vayer brings experience in international business, real estate development, strategic planning, M&A, equity, debt, secured finance, export administration & BXA licensing, corporate crisis management and software development. He has performed corporate and transactional work, project teaming in security, and, when he practiced as an attorney, federal and state litigation, negotiation, mediation and arbitration. He worked for more than twenty years as outside general counsel to an international corporate group with combined sales to $100 million in the U.S., Europe, Middle East and Russia, as well as a multi-brand EU fashion group, and for diversified national and international business interests including corporate directorships. He has also been an adviser to a U.S. presidential administration for discretionary economic development grants as part of the federal block grants program. Before entering private practice of law he served as General Counsel & Director of Business Affairs for the 3M Company’s cable TV subsidiary, CNI. A founding member of the Cardozo School of Law (Yeshiva University, NYC), Mr. Vayer was honored as a Samuel Belkin Scholar and was awarded a Doctor of Laws (J.D.) in 1979. Mr. Vayer earned his B.A. with Field Study from Amherst College in Amherst, Massachusetts (1979).

Marc-André Lévesque

Marc-André Lévesque was appointed as our Vice President of Project Development – North America in September 2018 and is responsible for overseeing the Company’s new and existing residential and commercial development projects. Mr. Lévesque has more than 16 years of experience in land acquisition and in residential, commercial and industrial project design and construction in the United States, Canada and other countries. Renowned for his solid knowledge in sustainable development, he developed some skills in creating innovative projects such as TOD’s and renewable energy developments. Mr. Lévesque joined the Company in September 2014 and has previously taken executive positions including the Company’s Chief Operating Officer.

Yuhi Horiguchi

Yuhi Horiguchi was appointed as our Chief Financial Officer in August 2017. Mr. Horiguchi has over 17 years of experience in finance and accounting serving corporate clients primarily in Asia and the United States with a focus on financial management, business turnarounds, financial restructuring and mergers and acquisitions. Prior to joining the Company, he was a founding member and/or held executive roles in several Tokyo-based financial advisory firms. During his tenure, he was involved in various turnaround projects for financial service firms where he held executive positions and successfully achieved corporate turnarounds. Prior to founding his own firm, Mr. Horiguchi worked at Deutsche Securities Inc. where he was involved in identifying and analyzing corporate investment opportunities primarily in distressed debt, equity and real estate. He began his career at Ernst & Young LLP where he was an audit manager providing audit and business advisory services to Japanese and U.S corporate clients. He is fluent in English, Japanese and proficient in Portuguese.

Claudia Nelke

Claudia Nelke was appointed as Vice President of Administration in February 2018. Ms. Nelke joined ROI as Executive Assistant to the CEO in December 2015 and was also appointed as Corporate Secretary in June 2017. After completing her education in graphic arts and visual communication, she worked as Artistic Director for several national and international brands. In 2001, she became Customer Service and Visual Communication Manager for large-scale interactive 3D projects related to international events or outstanding sites. Through her work as a real estate broker, Ms. Nelke acquired substantial knowledge of related legal processes and the management of real estate projects.

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

Significant Employees and Consultants

We have three officers who are an employees of the Company. The remaining officers and directors are contractors/consultants to the Company.

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

Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons, the Company believes that, during the years ended December 31, 2017 and 2016, all of its Executive Officers, Directors, and 10% stockholders complied with the filing requirements applicable to them.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to or earned by our officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
				(1)	(1)	(2)
Martin Scholz, Chief Executive Officer	2017	$600,000	$–	$100,000	$–	$–	$700,000
(Formerly Executive Vice President, appointed Chief Executive Officer May 18, 2017)	2016	$–	$–	$–	$10,840	$600,000	$610,840

Sami Chaouch (formerly Chief Executive Officer)	2017	$–	$–	$1,000,000	$–	$20,000	$1,020,000
(Appointed Chief Executive Officer April 5, 2015, resigned May 18, 2017)	2016	$–	$–	$–	$–	$300,000	$300,000

Stéphane Boivin (formerly Chief Operating Officer)	2017	$–	$–	$–	$–	$275,000	$275,000
(Appointed April 18, 2017, resigned February 22, 2018)	2016	$–	$–	$–	$–	$–	$–

Sebastien Cliche, President (formerly Co-President)	2017	$–	$–	$–	$–	$225,000	$225,000
(Appointed President August 22, 2016, resigned October 3, 2017)	2016	$–	$–	$–	$–	$300,000	$300,000

Philippe Germain (formerly Co-President)	2017	$–	$–	$–	$–	$–	$–
(Appointed Co-President August 5, 2016, resigned August 22, 2017)	2016	$–	$–	$–	$–	$143,215	$143,215

Yuhi Horiguchi, Chief Financial Officer	2017	$–	$37,600	$–	$–	$2,400	$40,000
(Appointed August 18, 2017)	2016	$–	$–	$–	$–	$–	$–

Antoine Tronquoy (formerly Chief Financial Officer)	2017	$–	$–	$–	$–	$14,870	$14,870
(Appointed April 18, 2017, resigned August 18, 2017)	2016	$–	$–	$–	$–	$–	$–

Mohsen Maaouia (formerly Interim Chief Executive Officer)	2017	$–	$–	$–	$–	$62,500	$62,500
(Appointed August 2, 2016, resigned April 18, 2017)	2016	$–	$–	$–	$–	$27,500	$27,500

Slim Feriani (formerly Executive Vice President of Finance and Investments and Chief Financial Officer)	2017	$–	$–	$–	$–	$–	$–
(Appointed March 18, 2016, resigned August 2, 2016)	2016	$–	$–	$–	$851,797	$450,000	$1,301,797

(1)	Stock and option awards are valued based on the aggregate fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718. Option awards granted to Slim Feriani were entirely canceled upon his resignation on August 2, 2016.

(2)	Other compensation represents consulting payments made to the officer. Consulting agreement for Sami Chaouch is entered into between Esthete Inc., of which Sami Chaouch is the beneficial owner. Consulting agreement for Slim Feriani is entered into between SF International Consulting Limited, of which Slim Feriani is the beneficial owner. Consulting agreement for Antoine Tronquoy is entered into between Galibier Inc., of which Antoine Tronquoy is the beneficial owner.

The following table provides information regarding outstanding equity awards held by the named executive officers as of December 31, 2017:

Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards: Number of shares underlying unexercised unearned options	Option exercise price $	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $

Martin Scholz	750,000	–	–	1.65	11/1/2019	–	–	–	–

Stéphane Boivin	–	–	–	–	–	–	–	–	–

Sebastien Cliche	800,000	–	–	1.65	11/9/2025	–	–	–	–

Yuhi Horiguchi	–	–	–	–	–	–	–	–	–

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

During 2016, the Company entered into a consulting agreement with Martin Scholz whereby Mr. Scholz is entitled to a base salary of $50,000 per month, a one-time signing bonus of $15,000, non-qualified stock options, to purchase up to 500,000 shares of the Company’s Series A Common Stock, vesting over a three-year period. The agreement also provides for additional non-qualified stock options, to purchase up to 250,000 shares of the Company’s Series A Common Stock, to be granted each quarter over the duration of the agreement vesting over a three-year period. In November 2016, Mr. Scholz’s agreement was retroactively amended to be in a form of an employment agreement with the same terms as the original consulting agreement in order to satisfy local labor regulations in Germany.

Effective February 1, 2017, we entered into a consulting agreement with Stéphane Boivin. Under the terms of this agreement, Mr. Boivin is entitled to a base salary of $300,000 per year, of which 50% shall be deferred until the completion of the Colorado project financing. This agreement is valid over a two-year period unless earlier terminated based on the provisions in the agreement. In February 2018, Mr. Boivin resigned from his positions as the Company’s Board of Directors and Chief Operating Officer as well as from his directorship positions held in the Company’s subsidiaries, namely ROI DEV Canada Inc., ROI Securitisation SA and ROI Land Investments FZ. Mr. Boivin also owns 49% of ROI Technical Services (“ROI Tech”), a Dubai corporation, which is party to an office lease agreement in Dubai.

Effective August 10, 2017, we entered into a consulting agreement with Yuhi Horiguchi. Under the terms of this agreement, compensation for Mr. Horiguchi is $13,600 (CAD 18,000) per year. This agreement is valid over a one-year period unless earlier terminated based on the provisions in the agreement.

The following table provides information regarding the Company’s equity compensation plans as of December 31, 2017:

Plan Category

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	–	$–	–

Equity compensation plans not approved by security holders	6,443,259	$1.59	–

Total	6,443,259	$1.59	–

Director Compensation

The following table sets forth director compensation for the years ended December 31, 2017 and 2016:

		Fees Earned	Stock	Option	All Other
Name	Year	in Cash	Awards	Awards	Compensation	Total
			(1)	(1)	(1)	(2)
Martin Scholz, Chairman of the Board of Directors	2017	$–	$–	$–	$–	$–
(Appointed March 18, 2016, resigned November 20, 2016, reappointed April 18, 2017)	2016	$–	$–	$–	$–	$–

Sami Chaouch	2017	$–	$–	$–	$–	$–
(Resigned May 18, 2017)	2016	$–	$–	$–	$–	$–

Sebastien Cliche	2017	$–	$–	$–	$–	$–
(Resigned December 29, 2017)	2016	$–	$–	$–	$–	$–

Philippe Germain,	2017	$–	$–	$–	$–	$–
(Resigned May 27, 2016)	2016	$–	$–	$–	$–	$–

Stéphane Boivin	2017	$–	$–	$–	$–	$–
(Appointed April 18, 2017, resigned February 22, 2018)	2016	$–	$–	$–	$–	$–

Slim Feriani	2017	$–	$–	$–	$–	$–
(Appointed March 18, 2016, resigned August 2, 2016)	2016	$–	$–	$–	$–	$–

(1)	Stock awards are valued based on the aggregate fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718.

(2)	Other compensation represents consulting payments made to the director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Series A Common Stock, Series A Preferred Stock and Series B Preferred Stock as of September 30, 2018 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Series A Common Stock and Series A Preferred Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner (3)	Title of Stock Class	Amount and Nature of Beneficial Owner (1)		Percent of Class (2)
		Common	Preferred	Series A Common	Series A Preferred	Series B Preferred
Sami Chaouch (4) (5)	Series B Preferred	–	1,000,000	–	–	14.40%
Sebastien Cliche (4) (5)	Series A Common	2,200,000	–	3.94%	–	–
Sebastien Cliche (4) (5)	Series A Preferred	–	100,000	–	50.00%	–
Philippe Germain (4) (5)	Series A Common	1,557,779	–	2.79%	–	–
Martin Scholz (4) (5)	Series A Common	1,677,776	–	3.00%	–	–
Martin Scholz (4) (5)	Series A Preferred	–	100,000	–	50.00%	–
Slim Feriani (4) (5)	Series A Common	23,333	–	0.04%	–	–
Alternative Strategy Partners Pte. Ltd. (5)	Series A Common	2,722,573	–	4.87%	–	–
Oxbow Enterprises Limited (5)	Series A Common	2,676,191	–	4.79%	–	–
All Directors and Officers as a Group (6 persons)		10,857,652	1,200,000	19,42%	100.00%	14.40%

(1)	"Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the Series A Common Stock and Series A Preferred Stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.

(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 55,901,042 shares of Series A Common Stock, 200,000 shares of Series A Preferred Stock and 6,935,712 shares of Series B Preferred Stock, outstanding as of September 30, 2018, and shares of Series A Common Stock, Series A Preferred Stock and Series B Preferred Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3)	Unless otherwise indicated, the address of each person listed is c/o ROI Land Investments Ltd., 1002 Sherbrooke West, Suite 1430 Montreal, Quebec H3A 3L6.

(4)	Indicates ownership held or controlled by current or former Director.

(5)	Indicates ownership held or controlled by current or former Officer.

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

Certain Relationships and Related Transactions

On May 18, 2017, the Company entered into a Termination, General Release and Settlement Agreement with Sami Chaouch, the Company’s former Chairman and CEO (resigned May 18, 2017), whereby the Company releases Mr. Chaouch from all outstanding claims from and obligations to the Company upon satisfaction of he following conditions: a) immediate termination from all agreements (except for a life insurance policy in favor of Mr. Chaouch) between the Company, including the resignation from his positions as Chairman of the Board of Directors and Chief Executive Officer and b) return and cancellation of all Series A preferred stock (100,000 shares) owned by Mr. Chaouch. This agreement also entitles Mr. Chaouch to receive 1,000,000 shares of Series B preferred stock, valued at $1.00 per share, upon signing and to remain as beneficiary for a corporate life insurance policy in favor of Mr. Chaouch. As a result of this agreement, the Company accounted for an expense of $1,000,000 as consulting fees and derecognized all outstanding receivables and payables between Mr. Chaouch and recorded a settlement gain of $78,393 during the year ended December 31, 2017. During the year ended December 31, 2017, the Company made compensation of $20,000 and advance payments of $26,607 to Mr. Chaouch for business related expenses.

The Company leased a corporate apartment for Sebastien Cliche, the Company’s former President (resigned October 3, 2017), a month-to-month basis, which was cancelled on March 31, 2016. Monthly rental was $1,906 and total rent paid for the year ended December 31, 2017 and 2016 was $-0- and $5,719, respectively. During fiscal year 2017, the Company incurred consulting fees of $225,000 to Mr. Cliche of which $181,494 remained outstanding as of December 31, 2017.

During the years ended December 31, 2016, the Company leased a corporate apartment for Philippe Germain on a month-to-month basis. Monthly rental was $675 and total rent paid for the years ended December 31, 2016 was $2,080. This lease was cancelled on March 31, 2016. The Company also had $57,541 of accrued expenses due to Philippe Germain as of December 31, 2017.

During the year ended December 31, 2016, the Company entered into two loan agreements with Philippe Germain totaling $103,488. The loans are unsecured, due in ninety days and bear interest at 8% per annum. $35,760 of the loan was repaid resulting in a principal balance of $67,705 and accrued interest of $5,493 as of December 31, 2017. The funds were used for the Company’s general working capital purpose.

The Company leases a corporate apartment from Louise Gagner on a month-to-month basis. Ms. Gagner is the mother of Philippe Germain. Monthly rental is $1,000 and total rent paid for the year ended December 31, 2016 was $3,000. This lease was cancelled as of March 31, 2016.

During the year ended December 31, 2015, the Company entered into multiple loan agreements with LMM Group Ltd. (“LMM”), a Swiss company, and received a total of $248,168. The loans are unsecured, bear interest at 8% per annum and are due at various dates beginning January 1, 2016. On December 10, 2015, $150,000 of the notes was assigned from LMM to 8010609 Canada Inc. The balance of the loans from LMM as of December 31, 2017 and 2016 is $62,488 and $62,488, respectively, and the balance of accrued interest is $15,607 and $11,445, respectively. Philippe Germain is the sole shareholder of LMM.

On October 29, 2015, 8010609 Canada Inc. loaned the Company $36,475 which was repaid on November 20, 2015. Additionally, on December 10, 2015, the $150,000 note held by LMM was assigned to 8010609 Canada Inc. On the same date, the Company repaid $50,000 of the note. The notes are unsecured, bear interest at 8% per annum and are due on December 30, 2017. The balance of the loans from 8010609 Canada Inc. as of December 31, 2017 and 2016 is $100,000 and $100,000, respectively, and interest was accrued on the loans for $16,778 and $8,667, respectively. The Company also incurred $-0- and $50,000 of consulting fees to 8010609 Canada Inc. during the years ended December 31, 2017 and 2016, respectively, and $14,859 remains outstanding at December 31, 2017. Philippe Germain is also the sole shareholder of 8010609 Canada Inc.

On October 13, 2015, the Company assumed a second mortgage note due to 9202 4462 Quebec Inc. of $288,360 (CAD 400,000). 9202 4462 Quebec Inc. and the owner of 9202 4462 Quebec Inc. are shareholders of the Company. The loan is secured by a second rank mortgage on a property owned by CTC, bears interest at 6% per annum and was due April 13, 2016. As of December 31, 2017 and 2016, the principal balance of the loan was $318,636 and $297,040, respectively, and accrued interest was $14,339 and $12,020, respectively. During the years ended December 31, 2017 and 2016, interest expense of $19,131 and $14,443, respectively, was recorded. As of December 31, 2017, the note is in default but the Company is currently in negotiation with the note holder for an extension.

During the years ended December 31, 2017 and 2016, the Company incurred $66,574 and $67,212, respectively, to Maxim Cliche, the brother of Sebastien Cliche, for consulting services.

During fiscal year 2016, the Company entered into two loan agreements with Louise Gagner totaling $87,130. Ms. Gagner is the mother of Philippe Germain. The loans are unsecured, due in ninety days and bear no interest. The loans were repaid in full during the year ended December 31, 2017. The funds were used for the Company’s general working capital purpose.

The Company incurred $700,000 (including $100,000 for 100,000 Series A preferred shares issued on May 18, 2017 and valued at $1.00 per share) and $600,000 of annual compensation to Martin Scholz during fiscal years 2017 and 2016, respectively, of which $694,739 of accrued compensation and expenses were outstanding as of December 31, 2017.

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

During fiscal year 2017, the Company continues to engage CEG and its subsidiary Acadian Advisors and Associates (“Acadian”) with its fund raising efforts and made advance commission payments to CEG and Acadian totaling $1,463,340 of which $1,230,197 was recorded as debt and equity issuance costs. $1,038,197 of these debt and equity issuance costs were capitalized to the corresponding notes payable and equity. The remaining balance of $301,998 was recorded as advance expenses to related party on the consolidated balance sheet as of December 31, 2017. Management believes that such amount is recoverable and that no provision is necessary. The Company also incurred and paid business related expenses of $82,000 to Acadian.

During fiscal year 2015, the Company paid $156,286 and has accrued 58,949 shares of its common stock valued at $45,218 to be issued, to Rome Finance Investissement (“Rome”) for equity and debt issuance costs. Rome is a subsidiary of CEG. There are no transactions between the Company and Rome during the years ended December 31, 2017 and 2016.

On January 19, 2016, the Company entered into a three-year Consulting Agreement (the “Consulting Agreement”) with SF International Consulting Limited (“SF”), to obtain the services of Slim Feriani, the Company’s former Chief Financial Officer. SF International Consulting Limited is an entity controlled by Slim Feriani. Pursuant to the terms of the Consulting Agreement, SF or Slim Feriani shall be paid a $100,000 signing bonus, and $50,000 a month for the duration of the Consulting Agreement. In addition, SF or Slim Feriani shall receive 23,333 shares of the Company’s Series A common stock and a five-year stock option to purchase 750,000 shares of the Company’s Series A common stock at the price of $1.50 a share. Such option will vest annually at 250,000 shares a year. In addition, SF or Slim Feriani will receive each quarter during the term of the Consulting Agreement a five-year option to purchase 250,000 shares of the Company’s common shares at a price which is 110% of the last subscription price. Each such option will vest annually in equal amounts of 83,333 shares (83,334 shares on the third anniversary). $432,750 of accrued compensation was due to SF as of December 31, 2017. In August 2016, in connection with Slim Feriani’s resignation as the Company’s Chief Financial Officer, the Company also canceled its options issued to SF in accordance with the terms of the Consulting Agreement.

On January 19, 2016, the Company entered into a three-year Mutual Engagement Agreement with Gulf Central Agency Assets Management Ltd. (“GCA”), pursuant to which GCA will provide the Company with advice on a non-exclusive basis on securing financing of ROI’s foreign real estate ventures. GCA will be paid GBP 25,000 per month, payable quarterly, and a success fee equal to 4% of the principal amount of any investments which GCA arranges with foreign investors. The Company’s former Chief Financial Officer, Slim Feriani, is the Chairman of GCA. In August 2016, in connection with Slim Feriani’s resignation as the Company’s Chief Financial Officer, the Company also canceled its agreement with GCA. $121,615 of consulting fees remained outstanding as of December 31, 2017.

In February 2016, the Company received a total of $1,500,000 from Alternative Strategy Partners Pte. Ltd., a Singapore limited company (“ASP”), in connection with the Company’s Dubai Sobha Hartland Acquisition and Development Project (“Sobha Dubai Project”). Pursuant to an agreement between the parties dated February 24, 2016, the Company agreed to issue to ASP certain notes (“ASP notes”) which shall have a two year maturity, bear interest at 8% per annum payable quarterly and have a mortgage on the First Plot of the Sobha Dubai Project, subordinated to loans from banks or other institutional lenders, if such a lien is determined to be valid and enforceable under Dubai law, otherwise, the notes shall be secured by a lien, similarly subordinated, upon all of the stock of the ROI Land Investments Ltd., the beneficial owner of the Sobha Dubai Project. The ASP notes also contain an option either to convert all or part of its notes to the Company’s Series A common stock at $1.00 per share or to redeem all or part of its investment. Additionally, the ASP notes allowed ASP to receive certain profit participation of up to 50% of the net profits upon sale of the First Plot. On May 15, 2016, the Company received a termination letter from PNC terminating the agreement dated February 7, 2016 for non-payment of the amounts due under the agreement. As a result, the Company forfeited the deposits paid to PNC and defaulted on the ASP notes. The Company is currently in discussions with ASP to amend the terms of the notes. $399,219 and $279,219 of interest and fees were expensed and accrued for on the notes as of December 31, 2017 and 2016, respectively. On August 2, 2017, the Company also entered into a loan agreement with ASP which allows the Company to draw up to $300,000 at a 6% annual interest maturing on February 1, 2018. The loan balance as of December 31, 2017 was $200,000 and interest of $3,468 was expensed and outstanding. ASP is an entity owned by Yuhi Horiguchi, the Company’s CFO. During fiscal years 2017, total compensation paid to Mr. Horiguchi was $40,000.

On March 14, 2017, the Company entered into a short-term loan facility agreement between Kapito Canada, SAS (“Kapito”), a French company, with key terms including 6% annual interest payable monthly and an 8% upfront arrangement fee. This loan agreement extends to the Company a series of loan tranches, maturing every six months, totaling up to $1,078,261 (EUR 900,156) to be used for repayment of the Company’s existing mortgage loan dated October 9, 2015 and for general working capital. ROI DEV and its subsidiary 1016566 B.C. act as co-guarantors to this agreement in favor of the Company. Beginning in September 2017, the Company made extensions on all of its loan tranches resulting in an $865,833 (EUR 808,521) outstanding principal balance and $79,754 (EUR 62,731) accrued interest balance at December 31, 2017 with maturity dates through May 2018. During the year ended December 31, 2017, the Company paid $148,862 in interest and fees to Kapito. Kapito is an entity controlled by Philippe Germain.

During fiscal year 2017, the Company made payments totaling $272,450 on behalf of ROI Tech in order to fund ROI Tech’s Dubai office rent payments. As of December 31, 2017, Stéphane Boivin is a 49% shareholder of ROI Tech and Company management believes that such amount is recoverable and that no provision is necessary. During fiscal year 2017, total compensation incurred for Stéphane Boivin was $275,000 of which $171,111 including business related expenses were outstanding at December 31, 2017.

Item 14. Principal Accounting Fees and Services Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for professional services rendered by Raymond Chabot Grant Thornton LLP with respect to the audits of our 2017 and 2016 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	For the Year Ended December 31,
	2017	2016
Audit Fees and Audit-related Fees - Raymond Chabot Grant Thornton LLP	$131,437	$190,835

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

The Company also incurred $14,219 and $9,065 to Atwell SARL for the audits of ROI SEC for its fiscal years ended December 31, 2017 and 2016, respectively.

Pre Approval Policies and Procedures

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit No.	Description
21.1	Subsidiaries of the Company*
31.1	Rule 13a-14(a) Certification by the Principal Executive Officer*
31.2	Rule 13a-14(a) Certification by the Principal Financial Officer*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

ROI Land Investments Ltd. and Subsidiaries

December 31, 2017 and 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ROI Land Investments Ltd. and Subsidiaries

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of ROI Land Investments Ltd. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception, has a working capital deficiency and needs to raise additional funds to meet its obligations and to sustain its operations. These conditions, along with other matters set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Raymond Chabot Grant Thornton LLP1

We have served as the Company’s auditor since 2017.

Montreal, Québec, Canada

November 9, 2018

_________________________________

1 CPA auditor, CA public accountancy permit No.   A121855

ROI Land Investments Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$2,129,740	$557,972
Mortgage notes receivable, net of allowance for loan losses of $443,354 as of December 31, 2017 and 2016, respectively	–	–
Notes receivable, net of allowance for loan losses of $1,643,025 as of December 31, 2017 and 2016, respectively	–	–
Advances to related party	657,706	21,038
Cash in escrow for interest payments	179,566	196,162
Prepaid expenses	181,843	–
Other current assets	45,445	12,807
Total current assets	3,194,300	787,979

Other assets:
Real estate held for development and sale	16,822,550	15,748,747
Loans receivable from affiliate	4,911,779	–
Investment in cost-method investee	56,080	56,080
Intangible asset	525,000	–
Other assets, net	280,426	21,248
Total other assets	22,595,835	15,826,075

Total assets	$25,790,135	$16,614,054

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,552,652	$5,053,134
Convertible notes payable, net of debt discounts, current	1,450,000	1,297,405
Mortgage notes and loans payable, net of debt discounts, current	4,246,580	4,980,520
Performance-linked notes payable, net of debt discounts, current	3,530,915	–
Deposits on notes payable, net of issuance costs	12,531,348	5,588,227
Loans from related parties	3,115,643	2,209,131
Loans payable	424,280	–
Derivative liability	649,000	–
Profit participation liability	–	122,718
Total current liabilities	32,500,418	19,251,135

Non-current liabilities:
Convertible notes payable, net of debt discounts	2,995,479	3,116,547
Mortgage notes and loans payable, net of debt discounts	6,994,817	1,513,441
Performance-linked notes payable, net of debt discounts	–	3,392,458
Total non-current liabilities	9,990,296	8,022,446

Total liabilities	42,490,714	27,273,581

Commitments and contingencies

Non-controlling interest in consolidated entity	2,364,224	–

Stockholders’ equity
Preferred stock, Series A, 30,000,000 shares authorized, par value $0.0001, 100,000 shares issued and 200,000 shares outstanding as of December 31, 2017 and 200,000 shares issued and outstanding as of December 31, 2016	30	20
Preferred stock, Series B, 20,000,000 shares authorized, par value $0.0001, 2,239,226 shares issued and 6,935,712 shares outstanding as of December 31, 2017 and 2,239,226 shares issued and 3,368,782 shares outstanding as of December 31, 20.16	694	337
Common stock, Series A, 160,000,000 shares authorized, par value $0.0001, 53,501,846 shares issued and 55,901,042 shares outstanding as of December 31, 2017 and 56,061,072 shares issued and 53,971,846 shares outstanding as of December 31, 2016, respectively	5,976	5,606
Common stock, Series B, 40,000,000 shares authorized, par value $0.0001, no shares issued or outstanding	–
Additional paid-in capital	26,171,861	26,839,938
Stock issuable	3,748,957	573,802
Treasury stock	(396)	(209)
Accumulated other comprehensive loss	(1,959,669)	(1,852,668)
Accumulated deficit	(47,032,256)	(36,226,353)
Total stockholders’ equity	(19,064,803)	(10,659,527)

Total liabilities and stockholders’ equity	$25,790,135	$16,614,054

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2017	2016
Revenue:
Interest income	$43,433	$–

Operating expenses:
Compensation	615,448	652,797
Consulting fees	3,072,431	6,877,696
Professional fees	820,288	1,402,495
Travel expenses	217,287	1,132,413
Impairment loss	972,097	–
Abandoned project costs	–	5,620,555
Provision for loan losses	–	501,529
General and administrative expenses	1,016,720	1,045,500

Total operating expenses	6,714,271	17,232,985

Loss from operations	(6,670,838)	(17,232,985)

Other income (expense):
Interest expense	(2,712,398)	(2,174,615)
Foreign currency transaction gain (loss)	(924,223)	198,116
Change in fair value of derivative liability	(37,000)	–
Total other expense	(3,673,621)	(1,976,499)

Net loss	$(10,344,459)	$(19,209,484)

Net loss per share – basic and diluted	$(0.18)	$(0.36)

Weighted average number of shares outstanding – Basic and Diluted	$56,270,222	$53,749,863

Net loss	$(10,344,459)	$(19,209,484)
Net loss attributable to non-controlling consolidated entity	–	–
Net loss attributable to ROI Land Investments Ltd.	$(10,344,459)	$(19,209,484)

Foreign currency translation gain (loss)	61,030	233,539

Total comprehensive loss	$(10,283,429)	$(18,975,945)

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,344,459)	$(19,209,484)
Adjustments to reconcile net loss to net cash used in operations:
Amortization	23,637	12,615
Stock based compensation	(55,399)	2,282,285
Stock issued for services	1,100,000	53,200
Amortization of debt issuance costs	323,394	318,457
Accretion of debt discount on convertible notes payable	80,676	103,240
Accretion of profit participation discount on convertible notes payable	(51,480)	46,151
Accretion of interest on convertible notes payable	612,000	–
Change in fair value of derivative liability	37,000	–
Impairment loss	972,097	–
Provision for loan losses	–	501,529
Write off of acquisition deposit, related party	–	112,187
Abandoned project costs	–	5,620,555
Unrealized foreign exchange loss (gain)	884,931	(599,429)
Changes in operating assets and liabilities:
Notes receivable	–	(58,175)
Interest receivable	–	36,571
Advances to related parties	(911,668)	164,023
Cash in escrow for interest payments	16,596	(143,996)
Other current assets	(32,638)	208,658
Real estate held for development and sale	(418,802)	(2,603,422)
Prepaid expenses	(181,843)	–
Other non-current assets	(282,815)	(230,360)
Accounts payable and accrued expenses	(95,521)	3,079,619
Net cash used in operating activities	(8,324,294)	(10,305,776)

Cash flows from investing activities:
Loans receivable from affiliate	(4,911,779)	–
Net cash used in investing activities	(4,911,779)	–

Cash flows from financing activities:
Payments on convertible notes payable	–	(115,000)
Proceeds from the issuance of mortgage notes and loans payable	5,851,320	3,397,222
Payments on mortgage notes and loans payable	(1,600,405)	(416,142)
Proceeds from the issuance of loans payable	424,294	500,000
Proceeds from loans from related parties	1,065,883	222,603
Payments on loans from related parties	(363,822)	–
Proceeds from deposits for notes payable, net of cash issuance costs	6,150,474	2,162,500
Proceeds from issuance of performance-linked notes payable	–	(112,200)
Contributions from non-controlling interest holders in consolidated entity	1,734,750	–
Proceeds from issuance of Series B preferred stock	–	377,999
Proceeds from deposits of Series B preferred stock issuable, net of issuance costs	1,535,710	573,915
Proceeds from sale of Series A common stock	–	3,847,031
Net cash provided by financing activities	14,798,204	10,437,928

Effect of exchange rate changes on cash	9,637	1,602

Net increase in cash	1,571,768	133,754

Cash at beginning of year	557,972	424,218

Cash at end of year	$2,129,740	$557,972

Continued

ROI Land Investments Ltd. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2017	2016
Supplemental disclosure of cash flows information:

Cash paid for interest	$2,030,206	$1,237,936

Supplemental disclosure of non-cash flows investing and financing activities:

Colorado seller note accrued interest and penalties converted to note principal:
Accounts payable and accrued expenses	$328,667	$–
Loans payable	$(328,667)	$–

Cancellation of Series A common stock previously issued to related party:
Common stock	$94	$–
Additional paid-in capital	$274,906	$–
Loans from related parties	$(275,000)	$–

Series A preferred stock issuable for service:
Consulting fees	$100,000	$–
Preferred stock	$(10)	$–
Stock issuable	$(99,900)	$–

Series B preferred stock issuable for service:
Consulting fees	$1,000,000	$–
Preferred stock	$(100)	$–
Stock issuable	$(999,900)	$–

Series A preferred stock issued in exchange for common stock:
Common stock	$–	$(20)
Series A preferred stock	$–	$20

Series B preferred stock issued (issuable) in exchange for common stock:
Common stock	$(101)	$(189)
Series B preferred stock	$101	$189

Series B preferred stock issued (issuable) for debt issuance costs:
Preferred stock	$(2)	$(35)
Additional paid in capital	$–	$(94,465)
Stock issuable	$(15,998)	$–
Deferred debt issuance costs	$16,000	$94,500

Series A common stock issued for services:
Common stock	$–	$(4)
Additional paid in capital	$–	$(53,196)
Compensation expense	$–	$53,200

Series A common stock issuable for notes payable conversion:
Convertible notes payable, net of debt discounts	$298,225	$–
Performance-linked notes payable, net of debt discounts	$–	$150,000
Common stock	$(370)	$(2)
Stock issuable	$(297,855)	$–
Additional paid in capital	$–	$(149,998)

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2017 and 2016

	Preferred stock		Common stock, Series A		Additional paid-in	Stock	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	issuable	stock	loss	deficit	equity

Balance, December 31, 2015	–	$–	50,615,397	$5,062	$20,035,692	$–	$–	$(2,086,207)	$(17,016,869)	$937,678
Series A Preferred stock issued in exchange for Series A common stock	200,000	20	–	–	–	–	–	–	–	20
Series B Preferred stock issued for cash	1,889,226	189	–	–	377,810	–	–	–	–	377,999
Series B Preferred Stock issued for debt issuance costs	350,000	35	–	–	94,465	–	–	–	–	94,500
Series B Preferred stock issuable for cash	1,129, 556	113	–	–	–	573,802	–	–	–	573,915
Common stock issued for cash	–	–	5,280,381	528	4,049,710	–	–	–	–	4,050,238
Common stock issued for services	–	–	43,333	4	53,196	–	–	–	–	53,200
Notes payable converted to common stock	–	–	121,961	12	149,988	–	–	–	–	150,000
Common stock held in treasury	–	–	(2,089,226)	–	–	–	(209)	–	–	(209)
Common stock issuance costs	–	–	–	–	(203,208)	–	–	–	–	(203,208)
Stock based compensation expense	–	–	–	–	2,282,285	–	–	–	–	2,282,285
Foreign currency translation gain	–	–	–	–	–	–	–	233,539	–	233,539
Net loss	–	–	–	–	–	–	–	–	(19,209,484)	(19,209,484)
Balance, December 31, 2016	3,568,782	$357	53,971,846	$5,606	$26,839,938	$573,802	$(209)	$(1,852,668)	$(36,226,353)	$(10,659,527)
Series A preferred stock issuable for services	100,000	10	–	–	–	99,990	–	–	–	100,000
Series B preferred stock issuable for cash	1,542,000	154	–	–	–	1,541,846	–	–	–	1,542,000
Series B preferred stock issuable in exchange for Series A common stock and cash	1,008,930	101	–	–	–	219,566	–	–	–	219,667
Series B preferred stock issuable for debt issuance costs	16,000	2	–	–	–	15,998	–	–	–	16,000
Series B preferred stock issuable for services	1,000,000	100	–	–	–	999,900	–	–	–	1,000,000
Series B preferred stock held in treasury	(100,000)	–	–	–	–	–	(10)	–	–	(10)
Series B preferred stock issuance costs	–	–	–	–	(225,957)	–	–	–	–	(225,957)
Series A common stock issuable for notes payable conversion	–	–	3,702,953	370	–	297,855	–	–	–	298,225
Common stock held in treasury	–	–	(1,773,757)	–	(386,721)	–	(177)	–	–	(386,898)
Common stock issuance costs	–	–	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	(55,399)	–	–	–	–	(55,399)
Foreign currency translation gain	–	–	–	–	–	–	–	61,030	–	61,030
Adjustment to redemption value of minority interest	–	–	–	–	–	–	–	(168,031)	(461,444)	(629,475)
Net loss	–	–	–	–	–	–	–	–	(10,344,459)	(10,344,459)
Balance, December 31, 2017	7,135,712	$724	55,901,042	$5,976	$26,171,861	$3,748,957	$(396)	$(1,959,669)	$(47,032,256)	$(19,064,803)

See accompanying notes to consolidated financial statements.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

On October 17, 2014, the Company formed 1016566 B.C. Ltd. (“1016566 B.C.”), a British Columbia (Canada) corporation, as a wholly-owned subsidiary of ROI DEV. 1016566 B.C. was formed to ownership of the Company’s acquired properties located in British Columbia.

On November 3, 2015, the Company formed 9497846 Canada Inc. (“9497846 Canada”), a Canada corporation, as a wholly-owned subsidiary of ROI DEV. 9497846 Canada was formed to provide management services to the Company’s operating companies. This subsidiary is currently inactive and was dissolved in April 2018.

On January 24, 2016, the Company formed ROI Land Investments FZ (“ROI FZ”), a UAE corporation as a wholly-owned subsidiary. ROI FZ was formed to acquire and manage land acquisitions and developments in Dubai. This subsidiary is currently inactive.

On March 17, 2016, the Company organized ROI Land Investments AG (“ROI Swiss”), a Swiss corporation as a wholly-owned subsidiary. ROI Swiss was organized to provide investor relations services to the Company’s investors and potential investors in Europe and was dissolved in May 2017.

On March 23, 2016, the Company formed ROI Securitisation SA (“ROI SEC”), a Luxembourg corporation as a wholly-owned subsidiary. ROI Securitisation SA was formed to sell debt securities in Europe to fund the Company’s land and real estate projects.

On April 1, 2016, the Company formed 93391993 Quebec Inc. (“93391993 Quebec”), a Quebec (Canada) corporation, as a wholly-owned subsidiary of ROI DEV. 93391993 Quebec was intended to become the entity to directly own the Company’s property in Beauport, Quebec, however the transfer of the property has yet to be completed.

On November 2, 2016, ROI DEV entered into an agreement to become a general partner to a French-registered limited partnership under the name ROI Land Colorado et New York Soho (“ROI SCA”). Martin Scholz, Stéphane Boivin and Sebastien Cliche are the nominated directors to ROI SCA.

On March 21, 2018, the Company formed HLST 1 Holding Limited (“HLST1”), a UAE corporation, as a wholly-owned subsidiary. HLST1 was formed to hold the Company’s equity interest in FL2, which shall own and develop the Swarovski Towers building in Dubai.

Going Concern

The Company has incurred net losses of $10,344,459 and $19,209,484 for the years ended December 31, 2017 and 2016, respectively, and has incurred cumulative losses since inception of $47,032,256. The Company has a deficit in working capital of $29,306,118 as of December 31, 2017 and used cash in operations of $8,324,294 for the year ended December 31, 2017. These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 1 – Business and Going Concern (Continued)

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

Principles of Consolidation

The consolidated financial statements include the accounts of ROI Land Investments Ltd. and its wholly-owned Subsidiaries, ROI DEV Canada Inc., 1016566 B.C. Ltd., 93391993 Quebec Inc., 9497846 Canada Inc. (dissolved April 2018), ROI Land Investments FZ, ROI Land Investments AG (until dissolution in May 2017), ROI Securitisation SA and of a variable interest entity (VIE), ROI Land Colorado et New York Soho (a French-registered limited partnership) (“ROI SCA”). ROI SCA is a limited partnership by share in which ROI DEV is the general partner and manager. All significant inter-company balances and transactions have been eliminated upon consolidation.

To determine if the Company holds a controlling financial interest in an entity, the Company first evaluates the need to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. Assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

Reclassifications

Certain items on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016 have been reclassified to conform to the current period presentation. These reclassifications have no impact on the previously reported net loss.

Out-of-period Adjustment

During the year ended December 31, 2017, the Company identified and recorded an immaterial error related to the bifurcation of a derivative on the Beauport Convertible Notes Payable. Upon issuance of the notes, a derivate would be bifurcated from the notes payable and subsequently be adjusted to its fair value at the end of each reporting period. A corresponding discount on the notes payable would have been recorded when the notes were issued and accreted back to their face value over the original term of the notes.

Accordingly, the Company recorded an out-of-period adjustment for the derivative for the period related to fiscal years 2014 through 2016 and recognized a derivative liability of $589,000 on the consolidated balance sheet, a change in fair value of derivative liability of $23,000 (favorable) and accretion interest of $452,000 in the consolidated statement of operations. During the year ended December 31, 2017, the Company recorded a change in fair value of derivative liability of $60,000 (unfavorable) and an additional accretion interest of $160,000, resulting in a derivative liability of $649,000 as of December 31, 2017 and the notes payable being accreted back to their face value.

The Company assessed the materiality of this adjustment and concluded the adjustment was not material to the Company’s consolidated financial statements of the current period or of any previous period since inception of these notes.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 2 – Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for deferred income taxes, contingencies, profit participation liability as well as the recording and presentation of its common stock and related stock option issuances. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. At December 31, 2017 and 2016, the Company had no cash equivalents.

Concentration of Credit Risk

The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Intangible asset

The Company’s design and licensing agreement with Swarovski is recorded as intangible assets and is subject to amortization using the straight-line method over the duration of the agreement, or over 12 years.

Depreciable Assets

Depreciable assets as of December 31, 2017 and 2016 included website setup costs and office furniture which are recorded at cost under other assets on the consolidated balance sheet. Leasehold improvements in Dubai were fully impaired during fiscal year 2016 (Refer to Note 5). Amortization expense of $12,973 and $12,615 for the years ended December 31, 2017 and 2016, respectively, on these depreciable assets were computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives as follows:

Website setup	5 years
Office furniture	3 years

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. The Company applied the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 820 “Fair Value Measurement” for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options and certain other features from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP. The Company has recorded a derivative liability of $649,000 as of December 31, 2017 (2016: $-0-) related to certain notes payable (Refer to Note 2, Out-of-period Adjustment).

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of the conversion options embedded in the debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company has not recorded any beneficial conversion feature as of December 31, 2017 and 2016 as the embedded conversion options in its notes payable do not meet the firm commitment criterion as described under applicable U.S. GAAP.

Equity

Common stock and preferred stock represent the par value of the total number of shares issued by the Company. If shares are issued when options and warrants are exercised, the common stock account also comprises the compensation costs previously recorded as additional paid-in-capital. If shares are issued upon the exercise of the conversion option related to the convertible instruments, the common stock account also comprises the equity component of the convertible instruments.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company has recorded an impairment loss during year ended December 31, 2017 on its Beauport project (Refer to Note 5).

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

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, deferred tax liabilities and assets are recognized for the expected future tax consequences attributable to differences between the amounts reported in the consolidated financial statements as carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on deferred income tax liabilities and assets is recognized in income in the period that the change occurs. Deferred income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The Company adopted the provisions of ASC Topic 740 “Income Taxes”, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2017 and 2016. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations. The Company has not filed any United States tax returns since inception and may be subject to failure-to-file penalties. The Company estimates that the amount of penalties, if any, will not have a material effect on its financial position, results of operations or cash flows. No provisions have been made in the consolidated financial statements for such penalties, if any.

The Company intends to prepare and file overdue United States federal tax returns through fiscal year 2017, which are anticipated to be completed and filed by mid fiscal 2019. The Company also files annual tax returns in Canada and Germany for ROI DEV, in Canada for 1016566 B.C. Ltd., 93391993 Quebec Inc. and 9497846 Canada Inc., and in Luxembourg for ROI SEC. ROI DEV has filed its tax returns in Canada through 2017 and plans to complete its 2017 tax returns in Germany by the end of fiscal year 2018. 1016566 B.C. Ltd., 9497846 Canada Inc. and ROI SEC intend to complete and to file their respective 2017 tax returns by the end of fiscal year 2018.

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

Interest income on notes and loans receivable are recognized when earned per the terms of the applicable agreements.

Mortgage Notes and Loans Receivable

Mortgage notes and loans receivable are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the estimated net recoverable value as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination may be based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the debt investment, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each debt investment will be maintained at a level that is determined to be adequate by management to absorb probable losses.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Foreign Currency Translation and Transactions

The consolidated financial statements are presented in U.S. Dollars. The U.S. Dollar is the functional currency of the Company and ROI FZ, the Canadian Dollar is the functional currency of ROI DEV, 9497846 Canada Inc., 93391993 Quebec Inc. and 1016566 B.C., while the Euro is the functional currency of ROI SEC and ROI SCA. Foreign currency transactions are translated into the Company’s functional currency, using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement of monetary items denominated in foreign currency at year-end exchange rates are recognized in profit or loss.

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

As of December 31, 2017, the exchange rate between U.S. Dollars and Canadian Dollar was U.S. $1.00 = CAD 1.2554, and the average exchange rate for the year then ended was U.S. $1.00 = CAD 1.2879. As of December 31, 2016, the exchange rate between U.S. Dollars and Canadian Dollar was U.S. $1.00 = CAD 1.3467, and the average exchange rate for the year then ended was U.S. $1.00 = CAD 1.3245.

As of December 31, 2017, the exchange rate between U.S. Dollars and Euro was U.S. $1.00 = EUR 0.8348, and the average exchange rate for the year then ended was U.S. $1.00 = EUR 0.8917. As of December 31, 2016, the exchange rate between U.S. Dollars and Euro was U.S. $1.00 = EUR 0.9492, and the average exchange rate for the year then ended was U.S. $1.00 = EUR 0.9035.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

As of December 31, 2017 and 2016, there were $4,445,479 and $4,745,479 of convertible notes payable which are convertible at a 10% discount to the market price of our common stock and convertible into approximately 35,282,000 shares and 52,728,000 shares, respectively. At December 31, 2017 and 2016, there were 6,443,259 and 10,118,259 stock options outstanding, respectively. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of loss per share.

Note 3 – Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The guidance permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings, giving entities the option to reclassify these amounts rather than require reclassification. The FASB also gave entities the option to apply the guidance retrospectively or in the period of adoption. When adopted, the standard requires all entities to make new disclosures, regardless of whether they elect to reclassify stranded amounts. Entities are required to disclose whether or not they elected to reclassify the tax effects related to the Tax Cuts and Jobs Act of 2017 as well as their policy for releasing income tax effects from accumulated other comprehensive income. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Entities are able to early adopt the guidance in any interim or annual period for which financial statements have not yet been issued and apply it either (1) in the period of adoption or (2) retrospectively to each period in which the income tax effects of the Tax Cuts and Jobs Act of 2017 related to items in accumulated other comprehensive income are recognized. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): “Targeted Improvements to Accounting for Hedging Activities”. The guidance amends the hedge accounting model in ASC 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period or fiscal year before the effective date. For cash flow and net investment hedges existing at the date of adoption, entities will apply the new guidance using a modified retrospective approach (i.e., with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date). The guidance provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The presentation and disclosure requirements apply prospectively. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 3 – Recently Issued Accounting Pronouncements (Continued)

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): “Scope of Modification Accounting”. ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements. The guidance requires modification accounting only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of a change in terms or conditions. ASU 2017-09 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this standard but does not expect to have a material impact on the Company’s consolidated balance sheet, results of operations and cash flows.

In January 2017, the FASB issued ASU N2017-01, Business Combinations (Topic 805): “Clarifying the Definition of a Business”, that clarifies the definition of a business for entities that must determine whether a business has been acquired or sold. The amendment is intended to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company is currently evaluating the impact of this standard but does not expect to have a material impact on the Company’s consolidated balance sheet, results of operations and cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”, that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact of this standard but does not expect to have a material impact on the Company’s consolidated balance sheet, results of operations and cash flows.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): “Interests Held through Related Parties that are under Common Control”, that amends the evaluation of whether a reporting entity is the primary beneficiary of a Variable Interest Entity (“VIE”) by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The new standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted, including adoption in an interim period. The adoption of this standard did not have a material impact on the Company’s consolidated balance sheet, results of operations and cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments”, that amends the classification of certain cash receipts and cash payments, to reduce the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact of this standard but does not expect to have a material impact on the Company’s consolidated balance sheet, results of operations and cash flows.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 3 – Recently Issued Accounting Pronouncements (Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments”, that requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected and requires that credit losses from available-for-sale debt securities be presented as an allowance for credit losses. This new guidance will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of the new guidance will have on its consolidated balance sheet, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting”. The purpose of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of such activity on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that year. Prospective, retrospective, or modified retrospective application may be used dependent on the specific requirements of the amendments within ASU 2016-09. Effective January 1, 2017, the Company adopted ASU 2016-09. Excess income tax benefits or deficiencies related to share based awards are now recognized as discrete items in the income statement during the period in which they occur. This change has been applied on a prospective basis. As such, prior periods have not been adjusted. Furthermore, the Company has elected to continue to estimate forfeitures for share-based awards. The adoption of this standard did not have a material impact on the Company’s consolidated balance sheet, results of operations and cash flows.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10)”, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard but does not expect to have a material impact on the Company’s consolidated balance sheet, results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this standard did not have a material impact on the Company’s consolidated balance sheet, results of operations and cash flows.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): “Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity, and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance. The Company is currently evaluating the impact of this standard but does not expect to have a material impact on the Company’s consolidated balance sheet, results of operations and cash flows.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 3 – Recently Issued Accounting Pronouncements (Continued)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): “Amendments to the Consolidation Analysis”, which provides guidance in evaluating entities for inclusion in consolidations. ASU 2015-02 is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2015-02 and concluded that its financial interest in ROI SCA continues to qualify as a consolidated VIE.

In May 2014, the FASB issued ASU 2014-09 that establishes the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 that further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 that clarifies guidance on identifying performance obligations and to improve the operability and understandability of licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11 that rescinds SEC guidance pursuant to announcements at the March 3, 2016 Emerging Issues Task Force Meeting. In May 2016, the FASB issued ASU 2016-12 that provides narrow-scope improvements and practical expedients to Revenue from Contracts with Customers. In December 2016, the FASB issued ASU 2016-20 that includes technical corrections and improvements to ASU 2014-09. The new guidance will be effective for annual and interim periods beginning after December 15, 2017. Early application will be permitted, but not before annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this standard but does not expect to have a material impact on the Company’s consolidated balance sheet, results of operations and cash flows.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 4 – Notes and Loans Receivable

On June 17, 2014, ROI DEV entered into a Framework Agreement with Coast to Coast Holdings Ltd. (“CTC”), a Canadian Construction corporation. Under the terms of the agreement, ROI DEV will provide funding to CTC in the form of notes payable and mortgage notes payable for property development projects, and provide financial and real estate advisory services, for a period of up to ten years. ROI DEV has the right to make the loan or not and each individual loan will be evidenced by its own promissory note with terms agreed upon by the parties. The Framework Agreement was terminated as of December 31, 2014.

Mortgage notes receivable and notes receivable due from CTC consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
Notes	Note Face Value	Reserve for Loan Loss	Note, net	Note Face Value	Reserve for Loan Loss	Note, net

Mortgage Notes:

3320 Kenney St., BC	$443,354	$(443,354)	$–	$443,354	$(443,354)	$–

Unsecured Notes:

1015-1050 Nalabila Blvd, BC	$1,012,237	$(1,012,237)	$–	$1,012,237	$(1,012,237)	$–

3320 Kenney St., BC	630,788	(630,788)	–	630,788	(630,788)	–

	$1,643,025	$(1,643,025)	$–	$1,643,025	$(1,643,025)	$–

Mortgage Notes Receivable

During fiscal year 2015, the Company had a mortgage note receivable outstanding with CTC for $154,994 (CAD 215,000). The note bears interest at 8% per annum and was due on the earlier of (i) December 30, 2015 or (ii) the date upon which the subject property is sold by CTC. The mortgage note was in default at December 31, 2015; however, it was collateralized by a mortgage on the property. As of December 31, 2017 and 2016, $-0- of interest receivable was accrued on the loan. During fiscal year 2016, CTC defaulted on the mortgage note and therefore the note receivable was impaired. Management believes that the recoverability of this amount is less than probable. The Company initiated the process to activate the mortgage and seize the underlying land. While the Company believes that it will successfully hold ownership of the subject property, there is no probable assurance regarding the timing of such outcome. Therefore, the subject property has not been recorded as real estate under development and sale in the accompanying consolidated balance sheets as of December 31, 2017 and 2016.

During fiscal year 2015, the Company assumed a second mortgage note due to a related party by CTC and CTC agreed to reimburse the Company for the full amount of the mortgage and accrued interest due thereon. The loan bears interest at 6% per annum and was due April 13, 2016. The amount of the mortgage loan due from CTC at December 31, 2015 was $288,360 (CAD 400,000) and $16,718 of interest receivable was accrued on the loan. During fiscal year 2016, CTC defaulted on the mortgage note and therefore the note receivable was impaired. Management believes that the recoverability of this amount is less than probable. The Company initiated the process to activate the mortgage and seize the underlying land. While the Company believes that it will successfully hold ownership of the subject property, there is no probable assurance regarding the timing of such outcome. Therefore, the subject property has not been recorded as real estate under development and sale in the accompanying consolidated balance sheets as of December 31, 2017 and 2016.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 4 – Notes Receivable (Continued)

Unsecured Notes Receivable

On December 31, 2015, the Company had an unsecured note receivable outstanding with CTC for $630,788 (CAD 875,000). The note bears interest at 8%, was due on December 30, 2015 but was in default as of December 31, 2015. The funding from the note was used for the development and construction on the property for which the Company has two mortgage notes receivable. As CTC has not responded to requests for payment on the notes and has not provided any evidence of the use of funds, the Company fully reserved against this note for loan loss, as well as $52,986 (CAD 73,500) of accrued interest, as of December 31, 2015. The Company is vigorously pursuing the collection of the note but has not been successful as of December 31, 2017.

During fiscal year 2015, the Company paid CTC $1,012,237 (CAD 1,404,130) in the form of unsecured notes for the development of one of its properties. The notes bear interest at 8% per annum and were due December 30, 2015. The notes were in default at December 31, 2015. As CTC has not responded to requests for payment on the notes and has not provided any evidence of the use of funds, the Company has fully reserved against these notes for loan loss, as well as $56,162 (CAD 67,314) of accrued interest, as of December 31, 2016. The Company is vigorously pursuing the collection of the note but has not been successful as of December 31, 2017.

Loans Receivable from FL2

During the year ended December 31, 2017, the Company provided loans totaling $4,911,779 to FL2, an entity formed in fiscal year 2017 to own and develop the Swarovski Towers property in Dubai, in which the Company owns a 25% as of April 15, 2018 (Refer to Note 13). The loans provide security interest in the Dubai Swarovski Towers property owned or to be owned by FL2, bears 8% of annual interest and mature five business days prior to the maturity date of the ROI SEC Notes – Dubai (UAE) (Refer to Note 7). The loans were funded by the proceeds from the Company’s ROI SEC Notes – Dubai which mature in three years after the first deployment of the loan proceeds. The Company recorded $43,333 of interest receivable during the year ended December 31, 2017.

Note 5 – Real Estate Held for Development and Sale

Real estate held for development and sale consist of the following projects as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Property / Project	USD	CAD	USD	CAD

Beauport, QC	$4,071,993	$5,111,780	$4,724,686	$6,362,780

840 Graham Avenue, Terrace, BC	274,937	345,142	256,286	345,142

3304 Kenney Street, Terrace, BC	809,513	1,016,223	754,596	1,016,223

4922 Park Avenue, Terrace, BC	635,076	797,243	591,993	797,243

1015-1050 Nalabila Blvd, Kitimat, BC	1,795,147	2,253,540	1,673,366	2,253,540

Evans, Colorado	9,235,884	–	7,747,820	–

	$16,822,550		$15,748,747

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 5 – Real Estate Held For Development And Sale (Continued)

Beauport, QC

On March 24, 2014, the Company’s wholly-owned Subsidiary, ROI DEV, executed a Definitive Agreement for the purchase of land from 9284-0784 Québec Inc. The land consists of 1,971,000 square feet in suburban Quebec and is known as the “Beauport Project”. Per the terms of the Agreement, the total cost of the purchase was $5,085,210 (CAD 5,913,723), of which $257,970 (CAD 300,000) was tendered upon execution as a firm initial deposit, with the remaining balance of $4,827,240 (CAD 5,613,723) was to be paid on or before June 1, 2014. As the balances were not paid by June 1, 2014, the Company and 9284-0784 Quebec Inc. agreed to extend the due date and the Company paid additional deposits totaling $730,915 (CAD 850,000) and fees to extend the payment date of the transaction of $201,827 (CAD 234,709), which have been capitalized as part of the cost of the project. Sebastien Cliché, the Company’s President (through October 3, 2017), owns 16.67% of 9284-0784 Quebec Inc.

On October 14, 2014, ROI DEV closed on the purchase of the land. The total cost of the purchase was $5,287,037 (CAD 6,148,432) and an additional $158,156 (CAD 187,006) and $20,643 (CAD 27,342) of project development costs were incurred and capitalized as a part of the project during the years ended December 31, 2016 and 2015, resulting in a balance in the project of $4,724,686 (CAD 6,362,780) at December 31, 2016. During the year ended December 31, 2017, due to its continued difficulties with completing the zoning conversion the Company determined that it would not be able to develop the acquired land in the foreseeable future. The Company will continue its discussions with the appropriate authorities to expedite the timing of zoning conversion, however at the same time has started discussions with potential partners and buyers to take over some or all of its interest in the project. Based on the revised forecast for the project, the Company recorded an impairment loss of $972,097 (CAD 1,252,000), resulting in a balance in the project of $4,071,993 (CAD 5,111,780) at December 31, 2017.

840 Graham Avenue, Terrace, BC

On June 14, 2014, ROI DEV agreed to fund CTC a total of $266,569 (CAD 310,000) for a property development project known as 840 Graham Street, Terrace, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the mortgage note receivable and the Framework Agreement was terminated. During the year ended December 31, 2017 and 2016, $-0- (CAD -0-) and $16,273 (CAD 21,553), respectively, were incurred and capitalized to the project resulting in a balance in the project of $274,937 (CAD 345,142) at December 31, 2017.

3340 Kenney Street, Terrace, BC

On August 15, 2014, ROI DEV agreed to fund CTC a total of $842,541 (CAD 979,812) for a property development project known as 3304 Kenney Street, Terrace, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the mortgage note receivable and the Framework Agreement was terminated. During the year ended December 31, 2017 and 2016 $-0- (CAD -0-) and $5,115 (CAD 6,775), respectively, were incurred and capitalized to the project resulting in a balance in the project of $809,513 (CAD 1,016,223) at December 31, 2017.

4922 Park Avenue, Terrace, BC

On September 15, 2014, ROI DEV agreed to fund CTC a total of $665,266 (CAD 773,655) for a property development project known as 4922 Park Avenue, Terrace, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the mortgage note receivable and the Framework Agreement was terminated. During the years ended December 31, 2017 and 2016, $-0- (CAD -0-) and $4,110 (CAD 5,444), respectively, were incurred and capitalized to the project resulting in a balance in the project of $635,076 (CAD 797,243) at December 31, 2017.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 5 – Real Estate Held For Development And Sale (Continued)

1015-1050 Nalabila Blvd, Kitimat, BC

During fiscal year 2014, ROI DEV agreed to fund CTC a total of $596,274 (CAD 693,423) on a property development project known as 1015-1050 Nalabila Blvd, Kitimat, BC under the Framework Agreement between the parties. On December 31, 2014, the Company and CTC entered into a Purchase and Sale Agreement whereby the Company has received the title interest in the property acquired by CTC and had relieved CTC from any further obligation of the note receivable and the Framework Agreement was terminated. Additionally, the Company agreed to assume the additional purchase liability for the property of $1,160,865 (CAD 1,350,000), for a total project cost of $1,757,139 (CAD 2,043,423) at December 31, 2014. The purchase liability was paid on April 22, 2015. During the year ended December 31, 2017 and 2016, $-0- (CAD -0-) and $99,951 (CAD 132,385), respectively, were incurred and capitalized to the project resulting in a balance in the project of $1,795,147 (CAD 2,253,540) at December 31, 2017.

On May 13, 2015, the Company and LNG Canada Development Inc. (“LNG Canada”) entered into an agreement for the Company to develop apartment and townhouse units in Kitimat, British Columbia, for which LNG was contracted to lease these units. The agreement required the Company to construct housing for LNG Canada’s workforce in multiple phases for a five-year period. In the first phase of the housing project, the Company was expected to complete the construction of 35 apartments and 9 townhouses in Kitimat, BC, by December 31, 2016. As the Company failed to meet its construction timeline due to financing constraints, the agreement was cancelled by mutual agreement on December 15, 2016.

No significant development of these properties occurred during the year ended December 31, 2017, however, at the end of year 2017, new discussions about restarting the largest LNG project by the end of 2018 have risen and should the project be reactivated, thousands of domestic jobs could be created, combined with a boom in residential construction in this region.

Evans, Colorado

On June 9, 2015, the Company closed on the purchase of 220 acres of land in Evans, Colorado for a purchase price of $6,700,000. During the period from June 9, 2015 to December 31, 2015, the Company incurred $17,876 of closing costs and $451,971 of development costs on the property, resulting in a balance of $7,169,847 at December 31, 2015. On September 3, 2015, the Company entered into an agreement to acquire an additional approximately 16 acres of land in Evans, Colorado for $2,250,000, subject to due diligence and final acceptance within 21 days from the date of the agreement by the Company and to be closed within 75 days from the date of the agreement. The seller and the Company entered into an extension of the agreement until November 30, 2015 and the Company paid to the seller a deposit of $233,869. At November 30, 2015, the Company’s management decided to not pursue the land acquisition and wrote off $233,869 as abandoned project costs. During the years ended December 31, 2017 and 2016, the Company incurred project development costs, including interests, of $1,488,064 and $577,973, respectively, resulting in a balance in the project of $9,235,884 at December 31, 2017.

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

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 5 – Real Estate Held For Development And Sale (Continued)

On February 7, 2016, the Company entered into a Development Sale and Purchase Agreement with PNC. During the year ended December 31, 2016, the Company made an additional payment of $1,900,000 (AED 6,980,144) in non-refundable deposits to PNC leaving a balance of $24,786,795 (AED 91,014,801). On May 15, 2016, the Company received a termination letter from PNC terminating the agreement dated February 7, 2016 for non-payment of the amounts due under the agreement. As a result, the Company forfeited the $4,701,205 (AED 17,271,099) of deposits. A total of $5,048,032 (AED 18,545,258), including $346,827 (AED 1,273,583) of closing and development costs, has been charged to operating expenses for the year ended December 31, 2016 as abandoned project costs. However, the Company is still in negotiations with PNC to acquire a reduced size and price of the land it had agreed to under the agreement dated February 7, 2016 and apply the deposits to this restructured arrangement. Negotiations are under way, but the likelihood that the Company will be successful in reaching a satisfactory agreement is dependent on its ability to pay at least a portion of the new acquisition price. As a result, there can be no assurance that the acquisition will occur as contemplated or at all. During the year ended December 31, 2017 and 2016, the Company also incurred $-0- and $273,048, respectively, of other costs related to the project and wrote-off leasehold improvements related to a lease in Dubai for an amount of $-0- and $299,475, respectively.

Swarovski Towers, Dubai (UAE)

On December 22, 2017, the Company entered into a Design & Licensing Agreement with Swarovski which provides the Company with an exclusive license to design and to develop the Swarovski Towers building in the Dubai (United Arab Emirates) territory. On January 18, 2018, the Company, through FL2, made its first license fee payment to Swarovski in the amount of $525,000 which was recorded as an intangible asset in the consolidated balance as of December 31, 2017.

Note 6 – Investment in Cost-Method Investee

On August 1, 2014, the Company acquired a 2% interest in Society Louisette Memories SARL. Society Louisette Memories SARL owns a land development project in Louisette (Paca), France. The land consists of 226,000 square feet to be sub-divided into 30 residential properties. The Company is a co-investor with Rome Finance Group and Capital Evolution Group SAS. The balance of the investment at December 31, 2017 and 2016 is $56,080 (EUR 50,000), respectively.

Note 7 – Notes and Loans Payable

Beauport Convertible Notes Payable

Beauport convertible notes payable consists of the following as of December 31, 2017 and 2016:

	December 31, 2017
Beauport Notes Series	Principal Amount	Debt Discount, net	Issuance Costs, net	Profit Participation	Net

Series A Convertible	$1,200,000	$–	$–	$–	$1,200,000

Series B Convertible	2,371,479	–	–	–	2,371,479

Series C Convertible	624,000	–	–	–	624,000

Series D Convertible	250,000	–	–	–	250,000

	$4,445,479	$–	$–	$–	4,445,479

Current portion					(1,450,000)
Profit participation liability					–
Less current portion, net of profit participation liability					(1,450,000)

Convertible notes payable, net of discounts, non-current					$2,995,479

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 7 – Notes and Loans Payable (Continued)

	December 31, 2016
Beauport Notes Series	Principal Amount	Debt Discount, net	Issuance Costs, net	Profit Participation	Net

Series A Convertible	$1,200,000	$(25,827)	$(42,561)	$(55,237)	$1,076,375

Series B Convertible	2,421,479	–	(93,073)	–	2,328,406

Series C Convertible	874,000	(54,849)	(31,010)	–	788,141

Series D Convertible	250,000	–	(12,969)	(16,001)	221,030

	$4,745,479	$(80,676)	$(179,613)	$(71,238)	4,413,952

Current portion					(1,420,123)
Profit participation liability					122,718
Less current portion, net of profit participation liability					(1,297,405)

Convertible notes payable, net of discounts, noncurrent					$3,116,547

All series of the notes contain provisions that allow for a) pro rata prepayments of the notes by the Company in the event of sales of parcels of the Beauport Property, b) a call option by the Company to prepay the note at any time prior to the six month anniversary of the closing date of the note which includes a 15% premium in the form of the Company’s common stock, and c) an option of the noteholder to convert the note into shares of the Company’s common stock at a 10% discount to the average market price of the Company’s common stock during the thirty days’ trading period preceding the date of conversion. The Company recorded a derivative liability of $649,000 as of December 31, 2017 in relation to the noteholder option. The Company has not recorded any beneficial conversion feature as of December 31, 2017 and 2016 as the embedded conversion option in its notes payable do not meet the firm commitment criterion as described under applicable U.S. GAAP. The Company also has the option to extend the maturity date of the notes up to a period of 18 months.

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

The convertible notes are collateralized by the Beauport property acquired by ROI DEV and contain certain financial and other covenants. As a result of the Company’s going concern disclosure it was unable to remain in compliance with a covenant, however, on April 27, 2015, the Company received written consent of waiver of this default from the required noteholders (greater than 50% of the noteholders in principal amount pari passu) and the applicable covenant was removed to ensure it will not be triggered in the future. As such, the amount representing the long-term portion of the notes payable, net of discounts, of $2,995,479 and $3,116,547 has been classified as noncurrent liabilities as of December 31, 2017 and 2016, respectively.

On August 22, 2017, the Company sent a written notice to all of its convertible note holders to notify them that the Company shall execute its option to extend the maturity date of the convertible notes by an additional 18 months.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 7 – Notes and Loans Payable (Continued)

The Beauport Series A and Series D notes contain a premium payment to the noteholders on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project was estimated to be approximately $1.2 million, based on management’s best estimates at inception of the notes and as of December 31, 2015, of which, $197,146 was the pro rata share of the Beauport Series A and D noteholders and was recorded as a profit participation liability, embedded within the notes. As of December 31, 2016, management revised the estimated profit for the project to be approximately $0.9 million and the balance profit participation liability was adjusted to $122,718. In fiscal year 2017, due to its continued difficulties with completing the zoning conversion the Company determined that it would not be able to develop the acquired land in the foreseeable future. The Company will continue its discussions with the appropriate authorities to expedite the timing of zoning conversion, however at the same time has started discussions with potential partners and buyers to take over some or all of its interest in the project. Based on the revised forecast for the project, the Company recorded an impairment loss of $972,097 and reversed the $122,718 profit participation liability to interest income during the year ended December 31, 2017 given lower expected profit for the project.

Beauport Series A Convertible Notes

On October 14, 2014, the Company issued $1,200,000 of its Series A convertible notes payable to three investors for cash. The notes bear interest at 10% per annum and are due April 14, 2019, as extended. A total of 282,500 shares of the Company’s Series A common stock were issued in conjunction with the notes to the noteholders at a fair value of $98,875 ($0.35 per share). The $98,875 was recorded as a discount to the notes and $25,827 and $33,048 of the discount has been accreted as interest expense for the years ended December 31, 2017 and 2016, respectively, resulting in no unamortized discount balance at December 31, 2017.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at inception of the notes and as of December 31, 2015 was estimated to be approximately $1.2 million based on management’s estimates and third party valuations at those dates, of which, $151,165 was the pro rata share of the Series A noteholders and was recorded as a discount to the notes. As of December 31, 2016, the pro rate share of estimated profit for the Series A noteholders was adjusted to $94,710 to reflect the changes in estimated profit made by management. $55,237 and $34,773 of the discount has been accreted as interest expense for the years ended December 31, 2017 and 2016, respectively, resulting in no unamortized discount balance at December 31, 2017.

The effective interest rates for the Series A convertible notes were 20.0% and 20.6% for the years ended December 31, 2017 and 2016, respectively.

Beauport Series B Convertible Notes

On October 14, 2014, the Company issued $2,900,497 of its Series B convertible notes payable to thirty-three investors for cash. The notes bear interest at 8% per annum and are due April 14, 2019, as extended. During the year ended December 31, 2017, $50,000 of this note was converted to 1,009,955 shares ($0.0495 per share) of the Company’s Series A common stock.

The effective interest rates for the Series B convertible notes were 11.6% and 12.8% for the years ended December 31, 2017 and 2016, respectively.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 7 – Notes and Loans Payable (Continued)

Beauport Series C Convertible Notes

On October 14, 2014, the Company issued $874,000 of its Series C convertible notes payable to an investor for cash. The note bears interest at 10% per annum and is due April 14, 2019, as extended. A total of 600,000 shares of the Company’s Series A common stock were issued in conjunction with the note to the noteholder at a fair value of $210,000 ($0.35 per share) were recorded as a discount to the note. During the year ended December 31, 2017, $250,000 of this note was converted to 2,692,998 shares ($0.0928 per share) of the Company’s Series A common stock. $54,849 and $70,192 of the discount has been accreted as interest expense for the years ended December 31, 2017 and 2016, respectively, resulting in no unamortized discount balance at December 31, 2017.

The effective interest rates for the Series C convertible notes were 19.9% and 22.9% for the years ended December 31, 2017 and 2016, respectively.

Beauport Series D Convertible Notes

On October 14, 2014, the Company issued $365,000 of its Series D convertible notes payable to five investors for cash. The notes bear interest at 10% per annum and are due April 14, 2019, as extended. During the year ended December 31, 2016, the Company redeemed $115,000 of its notes payable issued to two investors.

The notes contain a premium payment to the noteholder on each sale of the Beauport project in an amount equal to fifty percent (50%) of the noteholder’s pro rata share of the total net profit on each parcel of the Beauport project sold. The potential profit in the Beauport project at inception of the notes and as of December 31, 2015 was estimated to be approximately $1.2 million based on management’s estimates and third-party valuations at those dates, of which, $45,981 was the pro rata share of the Series D noteholders. As of December 31, 2016, the pro rate share of estimated profit for the Series D noteholders was adjusted to $28,008 to reflect the changes in estimated profit made by management. $16,001 and $11,378 of the discount has been accreted as interest expense for the years ended December 31, 2017 and 2016, respectively, resulting in no unamortized discount balance at December 31, 2017.

The effective interest rates for the Series D convertible notes were 19.7% and 19.5% for the years ended December 31, 2017 and 2016, respectively.

Interest on Beauport Convertible Notes Payable

As a condition of the convertible note agreements, the Company has placed the first year’s interest in escrow with an agent who made monthly interest payments to the noteholders on the Company’s behalf.

$333,761 and $427,631 were funded to escrow during the years ended December 31, 2017 and 2016, respectively. The escrow agent paid a total of $398,002 and $323,825 to noteholders during the years ended December 31, 2017 and 2016, respectively, resulting in a balance of cash in escrow of $91,698 and $155,938 at December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, $387,323 and $433,220, respectively, of interest was accrued and expensed on the notes and $365,918 and $323,825, respectively, was paid by the escrow agent. The Company also directly paid interest to noteholders of $17,500 and $-0- during the years ended December 31, 2017 and 2016, respectively, resulting in remaining accruals of $134,125 and $130,221 at December 31, 2017 and 2016, respectively.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 7 – Notes and Loans Payable (Continued)

Debt Issuance Costs on Beauport Convertible Notes Payable

During fiscal year 2014, the Company paid cash of $570,543, issued 258,111 shares of its Series A common stock at a fair value of $90,339 ($0.35 per share) based on the price of shares sold to investors, and had recorded 246,683 shares of Series A common stock to be issued as a liability at a fair value of $86,338 ($0.35 per share), for a total of $747,220 of debt issuance costs recorded as a debt discount to the convertible notes.

$179,613 and $227,624 has been amortized as interest expense during the years ended December 31, 2017 and 2016, respectively, resulting in no unamortized debt issuance costs discount balance at December 31, 2017.

Mortgage Notes and Loans Payable

	December 31, 2017			December 31, 2016
Mortgage Notes and Loans	Principal Amount	Issuance Costs, net	Net Amount	Principal Amount	Issuance Costs, net	Net Amount

Colorado Seller Note	$2,378,667	$–	$2,378,667	$3,350,000	$–	$3,350,000

Mortgage Loan – North America	438,605	–	438,605	671,039	–	671,039

Colorado Convertible Note	1,000,000	–	1,000,000	500,000	–	500,000

ROI SEC Notes – North America
Euro Notes	3,713,366	(221,541)	3,491,825	1,580,400	(90,458)	1,489,942
US Dollar Notes	1,125,988	(148,655)	977,333	–	–	–

ROI SEC Notes – Dubai (UAE)
Euro Notes	2,156,148	(117,318)	2,038,830	–	–	–
US Dollar Notes	516,158	(29,329)	486,829	–	–	–

Valescore Loans	415,000	–	415,000	415,000	–	415,000

Other	14,308	–	14,308	37,908	–	37,908

	$11,758,240	$(516,843)	11,241,397	$6,554,347	$(90,458)	6,463,889

Less current portion			(4,246,580)			(4,436,039)
Mortgage notes and loans payable, net of discounts, non-current			$6,994,817			$2,027,850

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 7 – Notes and Loans Payable (Continued)

Colorado Seller Note

On June 8, 2015, in connection with the acquisition of the Evans, Colorado property (see Note 5 – Real Estate Held for Development and Sale), the Company issued a promissory note in the amount of $3,350,000 to the seller. The note was due June 5, 2016, collateralized by the property bearing interest at 6% per annum. On May 3, 2016, the Company paid $100,000 as an extension fee to extend the maturity date of the note by ninety days through September 5, 2016 at 8% interest per annum. The Company subsequently defaulted on the note but cured its default by paying a $167,500 fee to the seller and 18% interest starting from October 15, 2016. On March 31, 2017, the Company entered into an agreement with the seller to restructure the note by making a partial repayment of $1,300,000 against the principal, and an additional $237,536 as prepayment of interest through maturity at March 30, 2018. The terms of the note were modified so that after converting $201,829 of accrued interest into principal, the remaining principal of $2,378,667 shall bear 10% annual interest with a first lien on the property. On March 2018, the Company entered into another amendment to the note by repaying $1,378,677 of the principal balance and prepaying a 12% annual interest of $120,000 through its new extended maturity date to March 30, 2019.

For the year ended December 31, 2017, interest expense of $245,163 (2016: $360,171) was accrued, interest payments of $237,551 (2016: $239,833) were made and $201,829 (2016: $-0-) of accrued interest was converted into principal, resulting in accrued interest balances of $(59,388) (2016: $134,829) at December 31, 2017.

Mortgage Loan – North America

On October 9, 2015, the Company entered into a mortgage loan agreement for $937,170 (CAD 1,300,000). At closing, the Company returned $72,090 (CAD 100,000) to the lender as a reduction of the principal resulting in a balance of $865,080 (CAD 1,200,000) at December 31, 2015. The loan bears interest at 20% per annum and was due December 9, 2015. The loan is collateralized by first rank mortgages on the Company’s Kenney Street and Park Avenue properties and second rank mortgages on its Kitimat and Beauport properties and is guaranteed by the Company’s President. On December 29, 2015, the Company and the lender entered into an extension agreement on the loan of three months until March 13, 2016 for a fee of $21,870 (CAD 30,000) and on March 15, 2016 the Company and lender entered into a second extension agreement of an additional three months until June 13, 2016 for a fee of $7,930 (CAD 11,000) and the Company continued to make extensions on the loan in 2016 for a total fee of $179,168 (CAD 237,309). The Company made repayments of principal of $276,792 (CAD 356,507) and $223,756 (CAD 296,366) for the years ended December 31, 2017 and 2016, respectively. The Company is current on its payment of interest and penalty fees, however, it remains to be in default on its principal repayment. The Company is currently in discussions with the lender to enter into a loan amendment agreement to further extend the maturity date.

During fiscal year 2017 and 2016, the Company also incurred $101,757 (CAD 131,063) and $348,901 (CAD 462,120), respectively, of interest expense including fees and penalties and paid interest of $106,497 (CAD 137,168) and $342,172 (CAD 453,208), respectively, resulting in accrued interest balance of $2,237 (CAD 2,808) at December 31, 2017.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 7 – Notes and Loans Payable (Continued)

Colorado Convertible Note

On November 29, 2016, the Company borrowed a $500,000 short-term bridge loan from an investor. The loan is secured by the Evans, Colorado property, bears fixed interest of $30,000 at maturity and is due on January 13, 2017. The lender is also entitled to 100,000 shares of Series B preferred shares of Series B preferred stock, however, no value was allocated to these shares as their fair values at inception was estimated to be equal to nominal value. The Company has not issued these shares as of December 31, 2017. The Company subsequently entered into default, however on March 31, 2017, the Company and the lender entered into a convertible note agreement whereby the Company shall issue a convertible note of $1,000,000 for $500,000 in cash and $500,000 in exchange for the outstanding short-term bridge loan. The convertible note, also secured by a second lien on the Evans, Colorado property, bears 4% interest payable and matures on March 31, 2018 unless certain project development milestones are met or the parties mutually agree to a new maturity date. The convertible note shall be automatically convertible into 6% equity interest of the special purpose entity for the Evans Colorado project upon the Company reaching certain project development milestones. On March 31, 2018, the Company defaulted on this convertible note and is in discussions with the noteholder to extend its maturity to cure such default.

For the years ended December 31, 2017 and 2016, $54,361 and $21,333, respectively, of interest expense was capitalized on the project on the loan and $50,750 and $-0-, respectively, was paid, resulting in accrued interest balances of $24,944 and $21,333 at December 31, 2017 and 2016, respectively.

ROI SEC Notes – North America

During fiscal year 2016, the Company, through its wholly-owned subsidiary ROI SEC, issued a total of $1,580,400 (EUR 1,500,000) of its notes payable to two investors for cash. The Company also issued 350,000 shares of Series B preferred stock at a fair value of $94,500 ($0.27 per share) recorded as a debt issuance costs to the notes.

During fiscal year 2017, the Company issued an additional $3,258,954 (EUR 1,600,000 and USD 1,000,000) of notes to five investors for cash and paid a total of $405,283 in cash as debt issuance costs. The notes bear interest ranging between 7% and 8% per annum payable quarterly, mature on various dates starting from June 30, 2020 and include certain profit sharing provisions allowing up to ten percent of net profit of the underlying project. Pursuant to a loan facility agreement between ROI SEC and ROI DEV dated May 19, 2016, the notes hold security interests in the Company’s properties in British Columbia (Kenney Street, Park Avenue and Kitimat), Beauport and Colorado.

$258,399 (EUR 215,717) and $23,560 (EUR 22,361) of interest expenses were incurred on the notes during the years ended December 31, 2017 and 2016, respectively. Additionally, $95,845 and $4,042 of debt issuance costs were amortized as interest expense during the years ended December 31, 2017 and 2016, respectively, resulting in a balance of debt issuance costs discount of $305,396 at December 31, 2017, which are amortized over the term of the notes.

ROI SEC Notes – Dubai (UAE)

During fiscal year 2017, the Company issued, through its wholly-owned subsidiary ROI SEC, an additional $2,672,306 (EUR 1,800,000 and USD 500,000) of notes to three investors for cash and paid a total of $160,338 in cash as debt issuance costs. The notes bear interest ranging between 7% and 8% per annum payable quarterly and matures in three years after the first deployment of the loan proceeds. The proceeds from these notes were used to provide a loan to FL2, a Dubai U.A.E. company in which the Company owns a 25% interest since April 2018, which allows the notes to hold security interest against the Dubai Swarovski Towers property owned by FL2.

$44,874 (EUR 37,462) and $-0- of interest expenses were accrued on the notes for the years ended December 31, 2017 and 2016, respectively. Additionally, $13,691 and $-0- of debt issuance costs were amortized as interest expense during the years ended December 31, 2017 and 2016, respectively, resulting in a balance of debt issuance costs discount of $146,647 at December 31, 2017, which are amortized over the term of the notes.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 7 – Notes and Loans Payable (Continued)

Valescore Loans

During fiscal year 2015, the Company borrowed a total of $415,000 from Valescore Ltd., a Swiss company. The loans are unsecured, bear interest at 8% per annum and are due at various dates beginning January 1, 2016. The maturity dates of the loan were extended to various dates beginning December 31, 2018.

$70,004 and $36,341 of interest expense have been accrued on the loans as of December 31, 2017 and 2016, respectively.

Performance-Linked Notes Payable

	December 31, 2017			December 31, 2016
Note Series	Principal Amount	Issuance Costs Discount, net	Net Amount	Principal Amount	Issuance Costs Discount, net	Net Amount

Kitimat Series A	$2,292,830	$(24,856)	$2,267,974	$2,292,830	$(96,278)	$2,196,552

Kitimat Series B	473,117	–	473,117	473,117	–	473,117

Terrace Series A	798,003	(8,179)	789,824	746,121	(23,332)	722,789

	$3,563,950	$(33,035)	3,530,915	$3,512,068	$(119,610)	3,392,458

Less current portion			(3,530,915)			–

Notes payable, net of discounts, non-current			$–			$3,392,458

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

On March 23, 2018, the Company sent a written notice to all of its Kitimat (Series A and Series B) note holders to notify them that the Company shall execute its option to extend the maturity date of the notes by an additional 18 months. On May 31, 2018, the Company also sent a written notice to all of its Terrace note holders to notify them about the exercise of the Company’s option to extend the maturity date of the notes by an additional 18 months.

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

The effective interest rate for the Series A notes was 11.0% and 11.3% for the years ended December 31, 2017 and 2016, respectively.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 7 – Notes and Loans Payable (Continued)

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

The effective interest rate for the Series B notes was 7.9% and 8.1% for the years ended December 31, 2017 and 2016, respectively.

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

The effective interest rate for the Series B notes was 9.7% and 10.2% for the years ended December 31, 2017 and 2016, respectively.

Interest on Performance-linked Notes Payable

As a condition of the note agreements, the Company shall place the first year’s interest in escrow with an agent who will make monthly interest payments to the noteholders on the Company’s behalf.

$365,236 and $267,429 were funded to escrow during the years ended December 31, 2017 and 2016, respectively. The escrow agent paid a total of $322,835 and $227,240 to noteholders during the years ended December 31, 2017 and 2016, respectively, resulting in a balance of cash in escrow of $82,625 and $40,224 at December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, $281,948 and $287,648, respectively, of interest was accrued and expensed on the notes and $261,420 and $227,240, respectively, was paid by the escrow agent. The Company also directly paid interest to noteholders of $39,313 and $-0- during the years ended December 31, 2017 and 2016, respectively, resulting in a remaining accrual of $27,613 and $40,224 at December 31, 2017 and 2016, respectively.

Debt Issuance Costs on Performance-linked Notes Payable

During fiscal year 2015, the Company paid cash of $169,737 and has recorded 117,921 shares of Series A common stock to be issued as a liability at a fair value of $90,009 ($0.76 per share), based on the price of shares sold to investors, for a total of $259,746 of debt issuance costs recorded as a debt discount to the notes. $86,575 and $86,823 has been amortized as interest expense during the years ended December 31, 2017 and 2016, respectively, resulting in a balance of debt issuance costs discount of $33,035 at December 31, 2017 (2016: $119,610) which will be amortized over the next 4 months.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 7 – Notes and Loans Payable (Continued)

Deposits on Notes Payable

To fund the development of the Company’s new and existing projects, the Company has received deposits for the future issuances of new series of notes payable. The terms and provisions of the notes, include components such as options for repayment, extension of maturity and conversion and profit participation rights to the note holders, none of which were assess to be embedded derivatives which would need to be accounted for separately from the deposits on notes payable, except the option to extend the maturity that is not closely related to the host debt instrument and must therefore be bifurcated and measured at inception and subsequently at fair value. As of inception and as at year-end, the value of such derivative was assessed to be immaterial and therefore, no value was recorded.  The Company believes that the impact arising from these derivative instruments are immaterial to the consolidated financial statements for the year ended December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
Deposits on Notes Payable	Principal Amount	Issuance Costs Discount, net	Net Amount	Principal Amount	Issuance Costs Discount, net	Net Amount

Colorado Series A Notes	$4,811,207	$(242,915)	$4,568,292	$2,889,942	$(235,131)	$2,654,811

Colorado Series B Notes	1,876,304	(55,194)	1,821,110	1,844,122	(96,733)	1,747,389

Colorado Series C Notes	1,778,824	(187,772)	1,591,052	–	–	–

Colorado Series D Notes	100,000	–	100,000	–	–	–

Dubai Series A Notes	500,000	–	500,000	–	–	–

Dubai Series C Notes	2,395,720	(185,183)	2,210,537	–	–	–

Terrace Series B Notes	1,784,221	(43,864)	1,740,357	1,655,988	(46,119)	1,609,869

	$13,246,276	$(714,928)	12,531,348	$6,390,052	$(377,982)	6,012,070

Less current portion			(12,531,348)			(6,012,070)
Notes payable, net of discounts, non-current			$–			$–

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 7 – Notes and Loans Payable (Continued)

Colorado Series A Notes

During the years ended December 31, 2017 and 2016, the Company received $1,300,762 (EUR 1,163,000) and $1,938,500 (EUR 2,158,493), respectively, in cash in exchange for future issuance of its Colorado Series A notes payable to a total of thirty-three investors. The notes are denominated in Euros, bear interest at 7% per annum, mature on April 30, 2019 and are collateralized by the Company’s Colorado property. $126,782 and $162,765 in debt issuance costs were recorded as debt discount to the notes during 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, the Company incurred $332,289 and $175,631 respectively, of interest expenses and had accrued interest balance of $101,471 and $65,731 at December 31, 2017 and 2016, respectively. These interest expenses were capitalized to the project as real estate held for development and sale on the consolidated balance sheet at December 31, 2017 and 2016, respectively. Additionally, $222,872 and $-0- of debt issuance costs were accreted as interest expense during the years ended December 31, 2017 and 2016, respectively, resulting in an remaining debt issuance costs discount balance of $242,915 at December 31, 2017.

Colorado Series B Notes

During the years ended December 31, 2017 and 2016, the Company received $-0- and $487,906 respectively, in cash in exchange for future issuance of its Colorado Series B notes payable to eight investors. The notes are denominated in U.S Dollars, bear interest at 8% per annum, mature on April 30, 2019 and are collateralized by the Company’s Colorado property. $-0- and $44,942 in debt issuance costs were recorded as debt discount to the notes during 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, the Company incurred $168,298 and $118,760, respectively, of interest expense and had accrued interest balance of $31,218 and $15,956 at December 31, 2017, respectively. These interest expenses were capitalized to the project as real estate held for development and sale on the consolidated balance sheet at December 31, 2017 and 2016, respectively. Additionally, $80,335 and $-0- of debt issuance costs were accreted as interest expense during the years ended December 31, 2017 and 2016, respectively, resulting in an remaining debt issuance costs discount balance of $55,194 at December 31, 2017.

Colorado Series C Notes

During the years ended December 31, 2017 and 2016, the Company received $1,744,300 (EUR 1,485,000) and $-0-, respectively, in cash in exchange for future issuance of its Colorado Series C notes payable to a total of fourteen investors. The notes are denominated in Euros, bear interest at 7% per annum, mature after three years and are collateralized by the Company’s Colorado property. $198,919 and $-0- in debt issuance costs were recorded as debt discount to the notes during 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, the Company incurred $31,906 and $-0-, respectively, of interest expense and had accrued interest balance of $31,906 and $-0- at December 31, 2017 and 2016, respectively. These interest expenses were capitalized to the project as real estate held for development and sale on the consolidated balance sheet at December 31, 2017 and 2016, respectively. Additionally, $11,147 and $-0- of debt issuance costs were accreted as interest expense during the years ended December 31, 2017 and 2016, respectively, resulting in an remaining debt issuance costs discount balance of $187,772 at December 31, 2017.

Colorado Series D Notes

During the years ended December 31, 2017 and 2016, the Company received $100,000 and $-0- respectively, of cash in exchange for future issuance of its Colorado Series D notes payable to one investor. The notes are denominated in U.S Dollars, and bear interest at 8% per annum, mature after three years and are collateralized by the Company’s Colorado property.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 7 – Notes and Loans Payable (Continued)

During the years ended December 31, 2017 and 2016, the Company incurred $3,000 and $-0-, respectively, of interest expense and had accrued interest balance of $2,000 at December 31, 2017. These interest expenses were capitalized to the project as real estate held for development and sale on the consolidated balance sheet at December 31, 2017 and 2016, respectively.

Dubai Series A Notes

During the years ended December 31, 2017 and 2016, the Company received $500,000 and $-0- respectively, of cash in exchange for future issuance of its Dubai Series A notes payable to one investor. The notes are denominated in U.S Dollars, and bear interest at 8% per annum, mature after three years and are collateralized by the Company’s Dubai Swarovski Tower property.

During the years ended December 31, 2017 and 2016, the Company incurred $10,000 and $-0-, respectively, of interest expense and had accrued interest balance of $10,000 at December 31, 2017.

Dubai Series C Notes

During the years ended December 31, 2017 and 2016, the Company received $2,340,000 (EUR 2,000,000) and $-0- respectively, of cash in exchange for future issuance of its Dubai Series C notes payable to one investor. The notes are denominated in Euros, and bear interest at 7% per annum, mature after three years and are collateralized by the Company’s Dubai Swarovski Tower property. $185,182 and $-0- of debt issuance costs were outstanding as of December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, the Company incurred $19,009 and $-0-, respectively, of interest expense and had accrued interest balance of $19,009 at December 31, 2017. Additionally, $6,476 and $-0- of debt issuance costs were accreted as interest expense during the years ended December 31, 2017 and 2016, respectively.

Terrace Series B Notes

During the years ended December 31, 2017 and 2016, the Company received $175,000 and $-0-, in cash in exchange for future issuance of its Terrace Series B notes payable to a total of fifteen investors. The notes bear interest at 8% per annum, are due April 30, 2019, and are collateralized by a secured interest in the Terrace property. The Series B notes contain an option by the Company to prepay the notes on a pro rata basis in the event of sales of the Terrace project in an amount equal to twenty-five percent (25%) of the net profits realized on such sales. $43,864 and $46,119 of debt issuance costs were outstanding as of December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, the Company incurred $138,199 and $-0-, respectively, of interest expense and had accrued interest balance of $32,331 at December 31, 2017. Additionally, $58,981 and $-0- of debt issuance costs were accreted as interest expense during the years ended December 31, 2017 and 2016, respectively.

Note 8 – Variable Interest Entities (VIE)

A VIE is an entity that has one of three characteristics: (1) it is controlled by someone other than its shareowners or partners, (2) its shareowners or partners are not economically exposed to the entity’s earnings (for example, they are protected against losses), or (3) it was thinly capitalized when it was formed.

The Company, through its wholly-owned subsidiary ROI DEV, acts as general partner and manager to a French-registered limited partnership under the name ROI Land Colorado et New York Soho (“ROI SCA”). ROI SCA is determined to be a VIE and the Company is required to consolidate the accounts of ROI SCA even though it has no shares in the limited partnership by shares since the general partner cannot be easily removed from the limited partnership and is entitled to 70% of net earnings of ROI SCA. Under the limited partnership agreement, ROI DEV, as the general partner, is also required to redeem the shares held by the limited partners, upon their requests, at a value above their initial purchase price (EUR 12.66) starting from the third year.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 8 – Variable Interest Entities (VIE) (Continued)

During the year ended December 31, 2017, the Company initially recognized $1,734,750 of non-controllable interest in consolidated entity which, given the put option, was adjusted to the greater of (a) $1,737,393, the initial non-controllable interest balance adjusted for the proportionate share of equity in the limited partnership or (b) $2,364,224, the maximum redemption price of the shares to be redeemed by the general partner. Accordingly, $461,444 of redemption value adjustment was recorded as an adjustment to accumulated deficit on the consolidated balance sheet as of December 31, 2017.

Note 9 – Related Party Transactions

On May 18, 2017, the Company entered into a Termination, General Release and Settlement Agreement with Sami Chaouch, the Company’s former Chairman and CEO (resigned May 18, 2017), whereby the Company releases Mr. Chaouch from all outstanding claims from and obligations to the Company upon satisfaction of the following conditions: a) immediate termination from all agreements (except for a life insurance policy in favor of Mr. Chaouch) between the Company, including the resignation from his positions as Chairman of the Board of Directors and Chief Executive Officer and b) return and cancellation of all Series A preferred stock (100,000 shares) owned by Mr. Chaouch. This agreement also entitles Mr. Chaouch to receive 1,000,000 shares of Series B preferred stock, valued at $1.00 per share, upon signing and to remain as beneficiary for a corporate life insurance policy in favor of Mr. Chaouch. As a result of this agreement, the Company accounted for an expense of $1,000,000 as consulting fees and derecognized all outstanding receivables and payables between Mr. Chaouch and recorded a settlement gain of $78,393 during the year ended December 31, 2017. During the year ended December 31, 2017, the Company made compensation of $20,000 and advance payments of $26,607 to Mr. Chaouch for business related expenses.

The Company leased a corporate apartment for Sebastien Cliche, the Company’s former President (resigned October 3, 2017), a month-to-month basis, which was cancelled on March 31, 2016. Monthly rental was $1,906 and total rent paid for the year ended December 31, 2017 and 2016 was $-0- and $5,719, respectively. During fiscal year 2017, the Company incurred consulting fees of $225,000 to Mr. Cliche of which $181,494 remained outstanding as of December 31, 2017.

During the years ended December 31, 2016, the Company leased a corporate apartment for Philippe Germain on a month-to-month basis. Monthly rental was $675 and total rent paid for the years ended December 31, 2016 was $2,080. This lease was cancelled on March 31, 2016. The Company also had $57,541 of accrued expenses due to Philippe Germain as of December 31, 2017.

During the year ended December 31, 2016, the Company entered into two loan agreements with Philippe Germain totaling $103,488. The loans are unsecured, due in ninety days and bear interest at 8% per annum. $35,760 of the loan was repaid resulting in a principal balance of $67,705 and accrued interest of $5,493 as of December 31, 2017. The funds were used for the Company’s general working capital purpose.

The Company leases a corporate apartment from Louise Gagner on a month-to-month basis. Ms. Gagner is the mother of Philippe Germain. Monthly rental is $1,000 and total rent paid for the year ended December 31, 2016 was $3,000. This lease was cancelled as of March 31, 2016.

During the year ended December 31, 2015, the Company entered into multiple loan agreements with LMM Group Ltd. (“LMM”), a Swiss company, and received a total of $248,168. The loans are unsecured, bear interest at 8% per annum and are due at various dates beginning January 1, 2016. On December 10, 2015, $150,000 of the notes was assigned from LMM to 8010609 Canada Inc. The balance of the loans from LMM as of December 31, 2017 and 2016 is $62,488 and $62,488, respectively, and the balance of accrued interest is $15,607 and $11,445, respectively. Philippe Germain is the sole shareholder of LMM.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 9 – Related Party Transactions (Continued)

On October 29, 2015, 8010609 Canada Inc. loaned the Company $36,475 which was repaid on November 20, 2015. Additionally, on December 10, 2015, the $150,000 note held by LMM was assigned to 8010609 Canada Inc. On the same date, the Company repaid $50,000 of the note. The notes are unsecured, bear interest at 8% per annum and are due on December 30, 2017. The balance of the loans from 8010609 Canada Inc. as of December 31, 2017 and 2016 is $100,000 and $100,000, respectively, and interest was accrued on the loans for $16,778 and $8,667, respectively. The Company also incurred $-0- and $50,000 of consulting fees to 8010609 Canada Inc. during the years ended December 31, 2017 and 2016, respectively, and $14,859 remains outstanding at December 31, 2017. Philippe Germain is also the sole shareholder of 8010609 Canada Inc.

On October 13, 2015, the Company assumed a second mortgage note due to 9202 4462 Quebec Inc. of $288,360 (CAD 400,000). 9202 4462 Quebec Inc. and the owner of 9202 4462 Quebec Inc. are shareholders of the Company. The loan is secured by a second rank mortgage on a property owned by CTC, bears interest at 6% per annum and was due April 13, 2016. As of December 31, 2017 and 2016, the principal balance of the loan was $318,636 and $297,040, respectively, and accrued interest was $14,339 and $12,020, respectively. During the years ended December 31, 2017 and 2016, interest expense of $19,131 and $14,443, respectively, was recorded. As of December 31, 2017, the note is in default but the Company is currently in negotiation with the note holder for an extension.

During the years ended December 31, 2017 and 2016, the Company incurred $66,574 and $67,212, respectively, to Maxim Cliche, the brother of Sebastien Cliche, for consulting services.

During fiscal year 2016, the Company entered into two loan agreements with Louise Gagner totaling $87,130. Ms. Gagner is the mother of Philippe Germain. The loans are unsecured, due in ninety days and bear no interest. The loans were repaid in full during the year ended December 31, 2017. The funds were used for the Company’s general working capital purpose.

The Company incurred $700,000 (including $100,000 for the 100,000 Series A preferred shares issued on May 18, 2017 valued at $1.00 per share) for annual compensation to Martin Scholz during fiscal years 2017 (2016: $600,000), of which $694,739 of accrued compensation and expenses were outstanding as of December 31, 2017.

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

During fiscal year 2017, the Company continues to engage CEG and its subsidiary Acadian Advisors and Associates (“Acadian”) with its fund raising efforts and made advance commission payments to CEG and Acadian totaling $1,463,340 of which $1,230,197 was recorded as debt and equity issuance costs. $1,038,197 of these debt and equity issuance costs were capitalized to the corresponding notes payable and equity. The remaining balance of $301,998 was recorded as advance expenses to related party on the consolidated balance sheet as of December 31, 2017. Management believes that such amount is recoverable and that no provision is necessary. The Company also incurred and paid business related expenses of $82,000 to Acadian.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 9 – Related Party Transactions (Continued)

On January 19, 2016, the Company entered into a three-year Consulting Agreement (the “Consulting Agreement”) with SF International Consulting Limited (“SF”), to obtain the services of Slim Feriani, the Company’s former Chief Financial Officer. SF International Consulting Limited is an entity controlled by Slim Feriani. Pursuant to the terms of the Consulting Agreement, SF or Slim Feriani shall be paid a $100,000 signing bonus, and $50,000 a month for the duration of the Consulting Agreement. In addition, SF or Slim Feriani shall receive 23,333 shares of the Company’s Series A common stock and a five-year stock option to purchase 750,000 shares of the Company’s Series A common stock at the price of $1.50 a share. Such option will vest annually at 250,000 shares a year. In addition, SF or Slim Feriani will receive each quarter during the term of the Consulting Agreement a five-year option to purchase 250,000 shares of the Company’s common shares at a price which is 110% of the last subscription price. Each such option will vest annually in equal amounts of 83,333 shares (83,334 shares on the third anniversary). $432,750 of accrued compensation was due to SF as of December 31, 2017 and 2016. In August 2016, in connection with Slim Feriani’s resignation as the Company’s Chief Financial Officer, the Company also canceled its options issued to SF in accordance with the terms of the Consulting Agreement.

On January 19, 2016, the Company entered into a three-year Mutual Engagement Agreement with Gulf Central Agency Assets Management Ltd. (“GCA”), pursuant to which GCA will provide the Company with advice on a non-exclusive basis on securing financing of ROI’s foreign real estate ventures. GCA will be paid GBP 25,000 per month, payable quarterly, and a success fee equal to 4% of the principal amount of any investments which GCA arranges with foreign investors. The Company’s former Chief Financial Officer, Slim Feriani, is the Chairman of GCA. In August 2016, in connection with Slim Feriani’s resignation as the Company’s Chief Financial Officer, the Company also canceled its agreement with GCA. $234,105 of consulting fees remained outstanding as of December 31, 2017 and 2016.

In February 2016, the Company received a total of $1,500,000 from Alternative Strategy Partners Pte. Ltd., a Singapore limited company (“ASP”), in connection with the Company’s Dubai Sobha Hartland Acquisition and Development Project (“Sobha Dubai Project”). Pursuant to an agreement between the parties dated February 24, 2016, the Company agreed to issue to ASP certain notes (“ASP notes”) which shall have a two year maturity, bear interest at 8% per annum payable quarterly and have a mortgage on the First Plot of the Sobha Dubai Project, subordinated to loans from banks or other institutional lenders, if such a lien is determined to be valid and enforceable under Dubai law, otherwise, the notes shall be secured by a lien, similarly subordinated, upon all of the stock of the ROI Land Investments Ltd., the beneficial owner of the Sobha Dubai Project. The ASP notes also contain an option either to convert all or part of its notes to the Company’s Series A common stock at $1.00 per share or to redeem all or part of its investment. Additionally, the ASP notes allowed ASP to receive certain profit participation of up to 50% of the net profits upon sale of the First Plot. On May 15, 2016, the Company received a termination letter from PNC terminating the agreement dated February 7, 2016 for non-payment of the amounts due under the agreement. As a result, the Company forfeited the deposits paid to PNC and defaulted on the ASP notes. The Company is currently in discussions with ASP to amend the terms of the notes. $399,219 and $279,219 of accrued interest and fees remain outstanding on the notes as of December 31, 2017 and 2016, respectively. On August 2, 2017, the Company also entered into a loan agreement with ASP which allows the Company to draw up to $300,000 at a 6% annual interest maturing on February 1, 2018. The loan balance as of December 31, 2017 was $200,000 and accrued interest of $3,468 was outstanding. ASP is an entity owned by Yuhi Horiguchi, the Company’s CFO. During fiscal years 2017, total compensation paid to Mr. Horiguchi was $40,000.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 9 – Related Party Transactions  (Continued)

On March 14, 2017, the Company entered into a short-term loan facility agreement between Kapito Canada, SAS (“Kapito”), a French company, with key terms including 6% annual interest payable monthly and an 8% upfront arrangement fee. This loan agreement extends to the Company a series of loan tranches, maturing every six months, totaling up to $1,078,261 (EUR 900,156) to be used for repayment of the Company’s existing mortgage loan dated October 9, 2015 and for general working capital. ROI DEV and its subsidiary 1016566 B.C. act as co-guarantors to this agreement in favor of the Company. Beginning in September 2017, the Company made extensions on all of its loan tranches resulting in an $865,833 (EUR 808,521) outstanding principal balance and $79,754 (EUR 62,731) accrued interest balance at December 31, 2017 with maturity dates through May 2018. During the year ended December 31, 2017, the Company paid $148,862 in interest and fees to Kapito. Kapito is an entity controlled by Philippe Germain.

During fiscal year 2017, the Company made payments totaling $272,450 on behalf of ROI Tech in order to fund ROI Tech’s Dubai office rent payments. As of December 31, 2017, Stéphane Boivin is a 49% shareholder of ROI Tech and Company management believes that such amount is recoverable and that no provision is necessary. During fiscal year 2017, total compensation incurred for Stéphane Boivin was $275,000 of which $171,111 including business related expenses were outstanding at December 31, 2017.

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

On May 18, 2017, the Company cancelled 100,000 shares of the Series A preferred stock held by Sami Chaouch upon his resignation as Director and Chief Executive Officer and his surrender of said shares. On October 3, 2017, the Company’s Board of Directors authorized the re-issuance of the 100,000 shares of Series A Preferred Stock to Martin Scholz, the Company’s Chief Executive Officer for services rendered.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 10 – Stockholders’ Equity (Continued)

Series B Preferred Stock

The Series B Preferred Stock is identical to the Series A common stock of ROI, except that each share of the Series B Preferred Stock has the following features:

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

During the year ended December 31, 2017, the Company received from 9 accredited investors 1,008,930 shares of the Company’s Series A common stock held by them plus $219,768 in cash in exchange for the future issuance of a total of 1,008,930 shares of a class of preferred stock, par value $0.0001 per share (the “Series B Preferred Stock”). During the year ended December 31, 2016, the Company issued to 14 accredited investors a total of 1,889,226 shares of Series B Preferred Stock against receipt from them of 1,889,226 shares of the Company’s Series A common stock held by them, plus $377,999 in cash.

During the years ended December 31, 2017 and 2016, the Company received a total of $1,542,000 and $573,915, respectively, in deposits from investors which shall be exchanged for 1,542,000 shares and 1,129,556 shares, respectively, of Series B preferred stock to be newly issued. These shares were not yet issued by the Company as of December 31, 2017.

On May 18, 2017, in connection with the Company’s settlement agreement with Sami Chaouch, the Company agreed to issue 1,000,000 shares of the Company’s Series B preferred stock, however, the Company has not yet issued these shares as of December 31, 2017. These shares were valued at an average price of $1.00 per share, based on the price of shares sold to investors, for a total of $1,000,000, accounted for as consulting fees.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 10 – Stockholders’ Equity (Continued)

During the years ended December 31, 2017 and 2016, the Company paid cash of $225,957 and $-0-, respectively, for equity issuance costs related to Series B preferred stock.

During the year ended December 31, 2017 and 2016, the Company issued 16,000 shares and 350,000 shares, respectively, of Series B preferred stock to an investor for debt issuance costs. The shares issued were valued at an average price of $1.00 and $0.55, respectively, based on the price of shares sold to investors, for a total of $16,000 and $94,500, respectively.

Common Stock

During the year ended December 31, 2017, the Company did not receive any cash for issuance of Series A common stock. During the year ended December 31, 2016, the Company received cash, net of cash issuance costs, of $4,050,238, for 5,280,381 shares of its Series A common stock.

During the year ended December 31, 2017, the Company agreed to issue a total of 3,702,953 shares of Series A common stock in conversion of $50,000 of Beauport Series B convertible notes at $0.0495 per share and $250,000 of Beauport Series C convertible notes at $0.0928 per share. These shares have not been issued by the Company as of December 31, 2017. During the year ended December 31, 2016, the Company issued 121,961 shares of Series A common stock in conversion of $150,000 of performance-linked notes payable at $1.2299 per share.

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

During the years ended December 31, 2017 and 2016, the Company paid cash of $-0- and $203,208, respectively, for equity issuance costs related to Series A common stock.

During the year ended December 31, 2017 and 2016, 2,420,594 shares and 2,089,226 shares, respectively, of Series A common stock were received by the Company to be held in treasury. These shares held in treasury will be used for future option exercises or for future conversion of the Series B Preferred Stock.

Failure-to-File Cease Trade Order in Canada

On September 7, 2016, the Company’s common shares were placed on a “failure-to-file cease trade order (FTFCTO)” in Canada by the Autorité des Marchés Financiers (“AMF”), the market regulatory authority in the province of Quebec, for failure to file its consolidated financial statements and management’s discussion and analysis for the interim fiscal periods ended June 30, 2016, September 30, 2016, March 31, 2017, June 30, 2017, September 30, 2017, March 31, 2018 and June 30, 2018 and its annual consolidated financial statements, management’s discussion and analysis and annual information form for the fiscal years ended December 31, 2016 and 2017 in Canada within the time required by applicable securities laws. Once these filings have been completed, the Company expects to apply for a revocation of the FTFCTO and resume its status as an issuer current in its reporting obligations in Canada. On March 22, 2018, the Company completed its annual filing requirements for the year ended December 31, 2016 and on July 17, 2018, the Company completed its quarterly filing requirements for the second and third quarters of 2016.

Administrative Proceeding by the U.S. Securities Exchange Commission

On September 18, 2018, the Securities Exchange Commission (“SEC”) commenced an administrative proceeding, In the Matter of Avant Diagnostics, Inc., et al., (File No. 3-18784), in which it seeks, pursuant to Section 12(j) of the Securities Exchange Act of 1934, to revoke the registration of each class of securities of Respondent (ROI Land Investments, Ltd.) that are registered pursuant to Exchange Act Section 12. The basis alleged for the proceeding was the Company’s delinquent period filings and period reporting with the SEC. At this time the Enforcement Division of the SEC has joined in a joint motion with the Company to stay the administrative proceeding pending signing and submission of a proposed settlement in which the Company will consent to the entry of an order revoking the registration of such securities. The Company intends to enter into consent without admitting or denying the findings contained in the order, except as to the SEC’s jurisdiction.

2015 Equity Incentive Plan

On September 8, 2015, the Company’s board of directors approved and adopted the ROI Land Investments Ltd. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by a majority of stockholders of the Company on November 9, 2015. The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards. There were no activities during the years ended December 31, 2017 and 2016 and no awards are outstanding under the 2015 Plan at December 31, 2017 and 2016.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 10 – Stockholders’ Equity (Continued)

Non Plan

During the years ended December 31, 2017 and 2016, the Company issued certain stock options to purchase the Company’s Series A common stock, outside of the 2015 Plan. The following summarizes non-Plan option activity for the years ended December 31, 2017 and 2016:

	Common Stock Options Outstanding			Weighted average
	Employees	Non-employees	Total	exercise price
Outstanding as of December 31, 2015	500,000	6,457,250	6,957,250	$1.51

Options granted	50,000	5,633,259	5,683,259	$1.58

Cancelled or expired	–	(2,522,250)	(2,522,250)	$1.56

Balance as of December 31, 2016	550,000	9,568,259	10,118,259	$1.54

Options granted	–	–	–	$–

Cancelled or expired	(500,000)	(3,175,000)	(3,675,000)	$1.47

Balance as of December 31, 2017	50,000	6,393,259	6,443,259	$1.59

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors as of December 31, 2017 and 2016:

		Options outstanding			Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value

As of December 31, 2017
$1.50	50,000	1.12	$1.50	–	50,000	$1.50	–

As of December 31, 2016
$0.35	500,000	0.75	$0.35	$252,500	500,000	$0.35	$252,500
$1.50	50,000	2.12	$1.50	–	50,000	$1.50	–
	550,000	0.87	$0.45	$252,500	550,000	$0.45	$252,500

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 10 – Stockholders’ Equity (Continued)

During the year ended December 31, 2017, the Company did not issue any stock options to its employees. During the year ended December 31, 2016, the Company issued stock options to its employees to purchase a total of 50,000 shares. These options have contractual lives of three years and were valued at an average grant date fair value of $0.76 per option, respectively, using the Black-Scholes Option Pricing Model with the following assumptions:

	For the year ended December 31,
	2017	2016
Stock Price	–	$1.35
Expected term	–	3.00 years
Expected volatility	–	92.2%
Risk-free interest rate	–	1.20%
Dividend yield	–	0.00

Stock prices were based on the most recent traded stock price as of the grant date and volatility was based on the Company’s historical volatility.

A total of 500,000 options and -0- options were either expired or canceled during the years ended December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017 and 2016, $-0- and $39,090, respectively, were recorded as compensation expense and $-0- and $-0-, respectively, related to unrecognized stock compensation costs.

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees as of December 31, 2017 and 2016:

		Options outstanding			Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value

As of December 31, 2017
$0.75	300,000	2.17	$0.75	$–	220,000	$0.75	$–
$1.50	1,198,259	0.51	$1.50	$–	1,148,259	$1.50	$–
$1.65	4,895,000	4.99	$1.65	$–	3,365,000	$1.65	$–
	6,393,259	4.02	$1.58	$–	4,733,259	$1.58	$–

As of December 31, 2016
$0.35	25,000	0.75	$0.35	$12,625	25,000	$0.35	$12,625
$0.75	300,000	3.17	$0.75	$31,500	140,000	$0.75	$14,700
$1.50	1,148,259	0.91	$1.50	$–	1,048,259	$1.50	$–
$1.65	8,095,000	7.18	$1.65	$–	2,535,000	$1.65	$–
	9,568,259	6.29	$1.60	$44,125	3,748,259	$1.57	$27,325

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 10 – Stockholders’ Equity (Continued)

During the year ended December 31, 2017, the Company did not issue any stock options to non-employees. During the year ended December 31, 2016, the Company issued options to purchase a total of 5,633,259 shares, of Series A common stock to various consultants and investors. The fair value of the services provided by consultants is not reliably estimable as these services are traditionally transacted based on a percentage of transaction volume, making measurement of such services impractical. These options have contractual lives of six months to ten years and were valued using the Black-Scholes Option Pricing Model at an weighted average grant date fair value of $0.46 per option, or $2,613,018, for the year ended December 31, 2016 with the following assumptions:

	For the Year Ended December 31,
	2017	2016
Stock Price	–	$0.06 - $1.50
Expected term	–	0.5 to 5 years
Expected volatility	–	92.2% to 134.8%
Risk-free interest rate	–	1.20%
Dividend yield	–	0.00

Stock prices were based on the most recent traded stock price as of the grant date and volatility was based on the Company’s historical volatility.

A total of 3,175,000 options and 2,522,250 options were either expired or canceled during the years ended December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017 and 2016, $(55,399) and $2,243,195, respectively, were recorded in consulting fee expense and $255,875 and $1,516,476, respectively, were related to unrecognized stock compensation costs. The Company expects to recognize those costs over a weighted average period of 1.5 years and 2.1 years as of December 31, 2017 and 2016, respectively.

Note 11 – Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended December 31,
	2017	2016
United States statutory corporate income tax rate	34.0%	34.0%
Effect of foreign income tax differences	-2.4%	0.8%
Permanent differences	0.0%	0.1%
Enactment of change in United States tax rate	-55.4%	–
Change in valuation allowance	23.8%	-34.8%

Provision for income tax	-%	-%

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 11 – Income Taxes (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are as follows:

Deferred income tax assets:

	December 31,
	2017	2016
Net operating loss carry forwards	$8,565,494	$10,336,800
Stock based compensation	880,656	1,444,660
Valuation allowance	(9,446,150)	(11,781,460)
Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance decreased by $2,335,310 and increased by $6,285,080 for the years ended December 31, 2017 and 2016, respectively. The decrease in fiscal year 2017 is explained by the reduction of the deferred tax asset on United States tax attributes due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017.

As of December 31, 2017, the Company has net operating loss carry forwards of approximately $32,040,000 in the United States, which expire commencing 2033. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions. The Company also has a net operating loss carry forward in Canada of approximately $8,847,000 (CAD 11,106,000) which expires commencing 2034, in Germany of $70,000 (EUR 83,000) with no expiration and in Luxembourg of $535,000 (EUR 447,000) which expires in 2033.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2017, but believes the provisions will not limit the utilization of net operating loss carryforwards to offset, prior to their expiration, future taxable income.

The Company is subject to income taxes in the U.S., Canada, Germany and Luxembourg. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. No provision was made for income taxes for the years ended December 31, 2017 and 2016 as the Company had cumulative operating losses in each of these jurisdictions.

U.S. federal income tax reform legislation, known as the Tax Cuts and Jobs Act, was signed into law on December 22, 2017 (the “Tax Reform Bill”) which reduces, amongst other things, the corporate federal income tax rate from 34% to 21% effective January 1, 2018. In December 2017 the SEC staff issued guidance on accounting for the tax effects of the Tax Reform Bill. The guidance provides that the income tax effects of those aspects of the Tax Reform Bill for which the Company’s accounting for income taxes is complete must be reflected in the current period and allows for reporting provisional amounts during a measurement period until the evaluation is complete. The Company management believes that the tax effects of these provisions do not have a material impact on the consolidated financial statements as of December 31, 2017.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 12 – Commitments and Contingencies

The Company has entered into certain consulting agreements which call for introduction fees to be paid to the consultants for capital received by the Company from investors introduced by the consultants. The fees range from i) 2% in Series A common stock to ii) 13% in cash and 10% in Series A common stock of the amounts received by the Company.

On March 11, 2015, the Company entered into an agreement with Artizan Interior design (“Artizan”), a UAE corporation, whereby Artizan will provide project management and technical coordination services for its project in the Sobha Hartland district of Dubai, United Arab Emirates. The services of Artizan began October 1, 2015 at a monthly fee of $85,000 for a term of the development stage of the project until the handover of the project to the developer. On March 2, 2016, the Company entered into a Client Representative Consultancy Agreement with Artizan, whereby Artizan will provide construction and engineering design services for its project in the Sobha Hartland district of Dubai, United Arab Emirates. The services of Artizan began in March 2016 for a total fee of $1,200,000 in payments of 50% upon the commencement of work, 25% upon the approval of the design package from relevant authorities, and 25% upon the completion of all design services as agreed and approved by the Company. Upon receipt of a termination letter from PNC terminating the agreement related to the Sobha Hartland, Dubai project, the Company terminated its agreement between Artizan and $127,500 of payables is due to Aritizan as of December 31, 2017 and 2016. On May 14, 2018, the Company and Artizan entered into a settlement agreement whereby the Company shall pay to Artizan a total of $150,000, including late fees, in two equal payments of $75,000 on May 15, 2018 and July 15, 2018, as full and final settlement for its outstanding payables. These payments were satisfied in full by the Company.

On February 7, 2016, the Company entered into a Development Sale and Purchase Agreement with PNC. During fiscal year 2016, the Company made an additional payment of $1,900,000 (AED 6,980,144) in non-refundable deposits to PNC leaving a balance of $24,786,795 (AED 91,014,801). On May 15, 2016, the Company received a termination letter from PNC terminating the agreement dated February 7, 2016 for non-payment of the amounts due under the agreement. As a result, the Company forfeited the $4,701,205 (AED 17,271,099) of deposits. A total of $5,048,032 (AED 18,545,258), including $346,827 (AED 1,273,583) of closing and development costs, has been charged to operating expenses for the year ended December 31, 2016 as abandoned project costs. However, the Company is still in negotiations with PNC to acquire a reduced size and price of the land it had agreed to under the agreement dated February 7, 2016 and apply the deposits to this restructured arrangement. Negotiations are under way, but the likelihood that the Company will be successful in reaching a satisfactory agreement is dependent on its ability to pay at least a portion of the new acquisition price. As a result, there can be no assurance that the acquisition will occur as contemplated or at all. During the year ended December 31, 2017, the Company did not incur any additional costs relating to this project.

The Company has two office lease agreements (Canada and Germany) with total lease payments of $122,798. The Company is contracted to make the following annual payments: not later than one year totaling $44,053; later than one year but not later than two years totaling $44,204; later than two years but not later than three years totaling $21,636; later than three years but not later than four years totaling $12,904; and no amounts later than four years.

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

December 31, 2017 and 2016

Note 12 – Commitments and Contingencies (Continued)

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

On September 14, 2015, the Company received a notification from the American Arbitration Association (“AAA”) of a Request for Mediation, dated September 8, 2015, filed by Seth Shaw, pursuant to a mediation and arbitration clause contained in a Consulting Agreement allegedly entered into between the Company and Seth Shaw on May 1, 2014. The Company executed such agreement but believes that Seth Shaw failed to perform under said agreement. Mr. Shaw believes that the agreement is valid and in effect. The matter under dispute is 500,000 shares of the Company’s Series A common stock which were to be issued to Mr. Shaw pursuant to such agreement. A certificate for such shares was issued but never delivered to Mr. Shaw, because the Company cancelled the Agreement for failure to perform. The Company cancelled the shares and recorded a liability for the then value of the shares of $175,000 which was included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2015. The Company and Mr. Shaw met in mediation on February 22, 2016 with no resolution achieved. The parties then attended an arbitration evidentiary hearing on January 20, 2017 whereby a final arbitration award was issued on March 30, 2017 and subsequently a judgment was delivered by the United States District Court of Nevada on March 1, 2018 ruling that Mr. Shaw was entitled to recover $755,125 from the Company for breach of contract claim, $103,110 of legal fees and $3,625 in costs. On August 6, 2018, a Writ of Execution was issued to the US Marshal for the District of Nevada to enforce the judgment. Subsequent to such events, the officers of the Company and Mr. Shaw have engaged in continuing discussions with each other toward settlement of all outstanding matters between them. Mr. Shaw has voluntarily refrained from further enforcement action and the discussions with the Company are ongoing. The Company believes it will be able to eventually succeed in reaching voluntary arrangements for settlement of the outstanding judgment in favor of Mr. Shaw and to resume a mutually constructive and amicable business relationship. The Company has not revised the recorded liability of $250,000 in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2017, as it still represents the best estimate of the possible outflows to settle this case.

During the year ended December 31, 2017, 1016566 B.C. Ltd. (“1016566 B.C.”), a wholly-owned subsidiary of ROI DEV, received a Notice of Civil Claim from Snaring River Holdings Ltd. dba Western Thermal & Demolition, a British Columbia construction subcontractor (“Snaring River”). 1016566 B.C. Ltd. is the record title owner of certain real property known as 1015-1050 Nalabila Boulevard, Kitimat, BC, Canada (the “ Kitimat Property”) and was acquired from CTC.. Snaring River claims to have performed work on the Property as a subcontractor for Intactus Corporation (“Inactus”), a Canadian corporation performing general contractor services, and Intactus allegedly was contracted by CTC to perform certain work on the Property. As a subcontractor on the Property, Snaring River filed and claimed certain rights pursuant to the British Columbia Lien Trust Law (“BCLTL”), comprising liens against the Property and claims to certain funds allegedly required to have been withheld in trust in its favor, pursuant to the BCLTL. Pursuant to such claims, Snaring River named 1016566 B.C. as a co-defendant with Intactus in Snaring River’s Notice of Civil Claim. Snaring River’s invoices for work at the Property were approximately $255,000 (CAD 320,000), without crediting any payments received. In a letter dated April 4, 2018, Snaring River claimed to add Company as a defendant in its Notice of Civil Claim by reason of Company’s indirect interest in the Property through intermediary subsidiaries. The Company does not believe (i) that the Company has derivative liability to Snaring River on account of actions/inactions of its subsidiary or affiliate entities, (ii) that the Company has direct liability to Snaring River, (iii) that Snaring River’s legal conclusions are supported by case law, or (iv) that the facts will support Snaring River’s allegations against the Company. Moreover, the Company does not believe Snaring River’s Notice of Civil Claim can or will prevail against 1016566 B.C. and has not recorded any liability on the consolidated balance sheet as of December 31, 2017.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 12 – Commitments and Contingencies (Continued)

A case was filed against the Company entitled, Timo Pfisterer, plaintiff-appellant, v. ROI Land Investments Ltd., defendant-appellee, in the Landesarbeitsgericht (Regional Labor Court) for Baden-Württemberg, 4th Chamber, Case number: 4 Sa 6/18 29 Ca 1854/17 ArbG Stuttgart. The subject of the litigation concerns a labor dispute brought by Mr. Pfisterer against the Company arising from activities in Europe. While the Company had secured judgment in its favor dismissing plaintiff’s claims, on oral hearing of August 15, 2018, the judgment in favor of the Company was reversed in favor of the plaintiff-appellant, Mr. Pfisterer. The reviewing court reversed and granted a decision in favor of plaintiff-appellant in an amount of approximately $1 million (subject to final determination of interest and costs allowances). The Company believes the subsequent decision is erroneous, that Company has meritorious defenses, and that it has a path to review. Upon the advice of German counsel, the Company believes that on review the decision of the Regional Labor Court is more likely than not to be reversed on grounds of error based on various reasons including but not limited to the lack of basis for jurisdiction against the Company by a German Labor Court and the decision of the German Labor Court is not final in that it is still subject to pending litigation that is more than likely to result in the reversal of the decision and dismissal of plaintiff-appellant’s case on the merits with prejudice (a judgment of a foreign court can provide only a basis for commencing a new plenary action in a U.S or state court). The Company has filed a complaint against non-admission, which is a German proceeding with power to vacate the decision of the Regional Labor Court to seek such review and has not recorded any liability on the consolidated balance sheet as of December 31, 2017.

Note 13 – Subsequent Events

On January 18, 201 8, in connection with the Design & Licensing Agreement entered on December 22, 2017, the Company, through FL2, made its first license fee payment to Swarovski in the amount of $525,000 which was recorded as intangible asset in the consolidated balance sheet as of December 31, 2017.

On February 6, 2018, the Company’s Board of Directors increased the number of its members from 2 to 3 by appointing Yuhi Horiguchi to fill the vacancy created by the resignation of Sebastien Cliche on December 29, 2017.

On February 22, 2018, Mr. Stéphane Boivin resigned from the Company’s Board of Directors. On February 27, 2018, Mr. Peter Hoffmann was appointed as a new Director of the Company to fill the vacancy created by Mr. Boivin and will also replace Mr. Martin Scholz as the Company’s new Chairman of the Board of Directors. Mr. Boivin was also removed from his role as Chief Operating Officer and from his directorship positions held in the Company’s subsidiaries, namely ROI DEV Canada Inc., ROI Securitisation SA and ROI Land Investments FZ.

On February 26, 2018, the Company appointed Ms. Claudia Nelke as Vice President of Administration.

On March 1, 2018, a judgment was delivered by the United States District Court of Nevada ruling that Mr. Shaw was entitled to recover $755,125 from the Company for breach of contract claim, $103,110 of legal fees and $3,625 in costs.

On March 23, 2018, the Company sent a written notice to all of its Kitimat (Series A and Series B) note holders to notify them that the Company shall execute its option to extend the maturity date of the notes by an additional 18 months.

On March 31, 2018, the Company entered into another amendment to the Colorado Seller Note by repaying $1,378,677 of the principal balance and prepaying a 12% annual interest of $120,000 through its new extended maturity date to March 30, 2019.

On April 15, 2018, the Company, through HLST1, entered into a loan agreement between FL2 Holdings Limited (“FL2”), a Dubai U.A.E company, upon signing of this agreement, a total of $5,591,948 of advance payments made by the Company to FL2 through such date were reclassified to loans receivable from affiliate, which bear 8% of annual interest and matures in three years after the first deployment of the loan proceeds. On the same date, the Company also entered into an investment agreement between the shareholders of FL2 so that the Company shall be entitled to receive a 25% equity interest in FL2 in exchange for providing up to $32 million in loans to FL2 with an additional $34 million of potential future investments.

On May 14, 2018, the Company and Artizan entered into a settlement agreement whereby the Company shall pay to Artizan a total of $150,000, including late fees, in two equal payments of $75,000 on May 15, 2018 and July 15, 2018, as full and final settlement for its outstanding payables. These payments were satisfied in full by the Company.

ROI Land Investments Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 13 – Subsequent Events (Continued)

On May 22, 2018, Yuhi Horiguchi resigned as the Company’s Director and will remain with his position as Chief Financial Officer. On that same date the Company appointed Marshall Scott Vayer as a Director to fill the board vacancy created by Mr. Horiguchi, and also appointed Mr. Vayer to act as the Company’s Executive Vice President.

On May 31, 2018, the Company also sent a written notice to all of its Terrace note holders to notify them about the exercise of the Company’s option to extend the maturity date of the notes by an additional 18 months.

On June 7, 2018, the Company and one of its service providers entered into a settlement agreement whereby the Company agrees to pay $120,000 in cash to such service provider and to issue 333,442 shares of Series B preferred stock immediately upon removal of the Company’s FTFCTO by the AMF, as full and final settlement of the Company’s outstanding payables amounting to $466,435 (CAD 585,539).

On July 14, 2018, the Company formed ROI Group Management S.à.r.l., a Luxembourg limited liability company, as a wholly-owned subsidiary, and on July 25, 2018 the Company formed ROI Meatpacking SCS, a Luxembourg limited partnership, as a 90%-owned subsidiary. ROI Meatpacking SCS was formed to hold the Company’s interest in the New York Meatpacking Project (Refer to Note 13 Subsequent Events) and ROI Group Management S.à.r.l. was formed to act as the general partner and manager of ROI Meatpacking SCS.

On September 7, 2018, the Company, through ROI Meatpacking SCS, signed an agreement to subscribe to a 22.67% interest in a mixed-use redevelopment project in the heart of New York City Meatpacking District. On October 24, 2018, the Company completed its payment of $10 million and expects to pay the balance no later than November 24, 2018.

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

/s/ Martin Scholz	November 9, 2018
Martin Scholz, Principal Executive Officer	Date

/s/ Yuhi Horiguchi	November 9, 2018
Yuhi Horiguchi, Principal Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin Scholz	November 9, 2018
Martin Scholz, Chief Executive Officer	Date

/s/ Yuhi Horiguchi	November 9, 2018
Yuhi Horiguchi, Chief Financial Officer	Date

29